Form 10-Q
period 1997-03-31
CAPSTAR BROADCASTING PARTNERS INC
filed 1997-05-15
CIK 1026516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number 333-25683


                      CAPSTAR BROADCASTING PARTNERS, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                     75-2672663
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)    Identification Number)

                600 CONGRESS AVENUE
                    SUITE 1400
                   AUSTIN, TEXAS                     78701
     (Address of principal executive offices)     (Zip Code)

                                 (512) 404-6840
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                           Yes    X      No
                                               -------      --------


       AT MAY 1, 1997, 131,305,432 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE, AND 18,181,818 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT WERE OUTSTANDING.

                      CAPSTAR BROADCASTING PARTNERS, INC.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I     -- FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Consolidated Balance Sheets...........................    3
              Consolidated Statements of Operations.................    4
              Condensed Consolidated Statements of Cash Flows.......    5
              Consolidated Statement of Stockholders' Equity........    6
              Notes to Consolidated Financial Statements............    7

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................   11

PART II    -- OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders...   16

  Item 6.     Exhibits and Reports on Form 8-K......................   16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,       MARCH 31,
                                                                         1996              1997
                                                                     -------------    -------------
                                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and short term cash investments  . . . . . . . . . . . .   $   5,028,014    $  13,024,555
     Accounts receivable, net  . . . . . . . . . . . . . . . . . .       8,913,390       13,051,132
     Note receivable   . . . . . . . . . . . . . . . . . . . . . .              --       13,513,179
     Prepaid expenses and other current assets   . . . . . . . . .         443,900        3,629,218
                                                                     -------------    -------------
         Total current assets  . . . . . . . . . . . . . . . . . .      14,385,304       43,218,084

Property, plant and equipment, net   . . . . . . . . . . . . . . .      15,628,361       41,991,383
FCC licenses and goodwill, net   . . . . . . . . . . . . . . . . .     228,332,079      354,799,887
Other intangible assets  . . . . . . . . . . . . . . . . . . . . .       3,178,469        1,001,278
Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . .       1,800,234        9,711,614
Deposits and other assets  . . . . . . . . . . . . . . . . . . . .         931,340        1,943,413
                                                                     -------------    -------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . .   $ 264,255,787    $ 452,665,659
                                                                     =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses . . . . . . . . . . . .   $   3,468,945    $  11,604,929
     Accrued interest  . . . . . . . . . . . . . . . . . . . . . .       1,810,292        2,400,228
     Accrued income taxes  . . . . . . . . . . . . . . . . . . . .              --        1,268,418
     Current maturities of capital lease obligations . . . . . . .          16,056          124,056
     Current maturities of long-term debt. . . . . . . . . . . . .       3,750,000               --
     Due to affiliate  . . . . . . . . . . . . . . . . . . . . . .         536,738           92,421
                                                                     -------------    -------------
         Total current liabilities . . . . . . . . . . . . . . . .       9,582,031       15,490,052

Long term capital lease obligations  . . . . . . . . . . . . . . .          49,629          262,025
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .     131,950,000      229,955,145
Non-current compensation . . . . . . . . . . . . . . . . . . . . .              --        1,022,655

Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .      31,531,580       65,037,798
                                                                     -------------    -------------
         Total liabilities . . . . . . . . . . . . . . . . . . . .     173,113,240      311,767,675

Stockholders' equity
     Preferred Stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding . . . . . . . . . .              --              --
     Class A Common Stock, $.01 par value, 200,000,000
       shares authorized, 94,155,000 and 128,578,160 shares issued and outstanding at December 31, 1996 and March 31, 1997,
       respectively  . . . . . . . . . . . . . . . . . . . . . . .         941,550        1,285,782
     Class B Common Stock, convertible into Class A
       Common Stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at December 31, 1996,
       18,181,818 issued and outstanding at March 31, 1997 . . . .              --          181,818
     Additional paid-in capital. . . . . . . . . . . . . . . . . .      93,957,450      151,254,380
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . .      (3,756,453)     (11,227,632)
                                                                     -------------    -------------
                                                                        91,142,547      141,494,348

     Receivables from stockholders . . . . . . . . . . . . . . . .              --         (596,364)
                                                                     -------------    -------------
       Total stockholders' equity  . . . . . . . . . . . . . . . .      91,142,547      140,897,984

                                                                     -------------    -------------
       Total liabilities and stockholders' equity  . . . . . . . .   $ 264,255,787    $ 452,665,659
                                                                     =============    =============


See Accompanying Notes.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                           Predecessor
                                                           ------------
                                                            For the Three Months Ended
                                                           ----------------------------
                                                             MARCH 31,       MARCH 31,
                                                               1996            1997
                                                           ------------    ------------
Gross broadcast revenue . . . . . . . . . . . . . . . . .  $  8,047,568    $ 15,149,894
Less:  agency commissions . . . . . . . . . . . . . . . .      (631,887)     (1,042,534)
                                                           ------------    ------------
Net broadcast revenue . . . . . . . . . . . . . . . . . .     7,415,681      14,107,360

Operating expenses:
     Programming, technical and news  . . . . . . . . . .     1,513,468       2,533,691
     Sales and promotion  . . . . . . . . . . . . . . . .     2,421,153       4,015,973
     General and administrative . . . . . . . . . . . . .     1,440,612       2,767,300
     Direct programmed music and entertainment. . . . . .            --       1,039,250
Corporate expenses  . . . . . . . . . . . . . . . . . . .       465,684       1,423,892
Depreciation and amortization . . . . . . . . . . . . . .       480,210       2,389,250
                                                           ------------    ------------

Operating income (loss) . . . . . . . . . . . . . . . . .     1,094,554         (61,996)
Interest expense, net . . . . . . . . . . . . . . . . . .     2,451,638       6,791,672
Interest income . . . . . . . . . . . . . . . . . . . . .       115,252         127,621
Other expenses, net . . . . . . . . . . . . . . . . . . .       167,594         100,562
                                                           ------------    ------------
Income (loss) before provision for income
     taxes and extraordinary item . . . . . . . . . . . .    (1,409,426)     (6,826,609)
Provision for income taxes  . . . . . . . . . . . . . . .        27,000          46,345
                                                           ------------    ------------

Net income (loss) before extraordinary item . . . . . . .    (1,436,426)     (6,872,954)

Extraordinary item, loss on early extinguishment of
  debt  . . . . . . . . . . . . . . . . . . . . . . . . .            --         598,225
                                                           ------------    ------------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,436,426)   $ (7,471,179)
                                                           ============    ============



See Accompanying Notes.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Predecessor
                                                                          -------------
                                                                           For the Three Months Ended :
                                                                          -------------------------------
                                                                            March 31,          March 31,
                                                                              1996               1997
                                                                          -------------     -------------
Net cash provided by operating activities . . . . . . . . . . . . . . .   $  1,890,560      $   1,905,152

Cash flows from investing activities
     Purchase of property, plant and equipment  . . . . . . . . . . . .       (124,192)        (1,024,350)
     Decrease in loan from affiliate .  . . . . . . . . . . . . . . . .                           447,317
     Payments for intangible assets . . . . . . . . . . . . . . . . . .       (290,766)          (149,975)
     Loan to Affiliate  . . . . . . . . . . . . . . . . . . . . . . . .           --          (13,475,000)
     Deposits on acquisitions . . . . . . . . . . . . . . . . . . . . .       (915,000)           (90,000)
     Acquisitions of stations and companies                                (14,400,000)      (115,325,036)
     Other investing activities, net  . . . . . . . . . . . . . . . . .        (68,177)              --
                                                                          ------------      -------------
     Net cash used in investing activities  . . . . . . . . . . . . . .    (15,798,135)      (129,617,044)

Cash flows from financing activities  . . . . . . . . . . . . . . . . .
     Repurchase of Common Stock . . . . . . . . . . . . . . . . . . . .                          (175,000)
     Proceeds from common stock . . . . . . . . . . . . . . . . . . . .           --           55,601,616
     Proceeds from debt   . . . . . . . . . . . . . . . . . . . . . . .      8,500,000        150,283,000
     Payment of debt issuance costs . . . . . . . . . . . . . . . . . .       (393,734)       (10,295,815)
     Repayment of amounts borrowed  . . . . . . . . . . . . . . . . . .           --          (59,700,000)
     Principal payments on capital leases . . . . . . . . . . . . . . .         (3,455)            (5,368)
                                                                          ------------      -------------
     Net cash provided by financing activities  . . . . . . . . . . . .      8,102,811        135,708,433
                                                                          ------------      -------------

Net increase (decrease) in cash and short term cash investments . . . .     (5,804,764)         7,996,541
Cash and short term cash investments, beginning of period . . . . . . .     10,891,489          5,028,014
                                                                          ------------      -------------
Cash and short term cash investments, end of period . . . . . . . . . .   $  5,086,725      $  13,024,555
                                                                          ============      =============

         Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .   $     46,738      $     337,097
         Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .         58,908            164,386



See Accompanying Notes.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                    CLASS A    CLASS B     ADDITIONAL                  RECEIVABLES       TOTAL
                                        PREFERRED    COMMON     COMMON      PAID-IN       ACCUMULATED     FROM        STOCKHOLDERS'
                                          STOCK      STOCK      STOCK       CAPITAL         DEFICIT    STOCKHOLDERS      EQUITY
                                        ---------   -------    -------     ----------     -----------  ------------   ------------
Balance at December 31, 1996...........             941,550                93,957,450      (3,756,453)                 91,142,547
Repurchase and cancellation of
  Class A Common Stock.................              (1,750)                 (173,250)                                   (175,000)
Issuance of Class A Common Stock.......             345,982                37,651,998                    (596,364)     37,401,616
Issuance of Class B Common Stock.......                        181,818     19,818,182                                  20,000,000
Net loss...............................                                                    (7,471,179)                 (7,471,179)
                                        --------- ---------    -------    -----------     -----------    --------      ----------
Balance at March 31, 1997..............           1,285,782    181,818    151,254,380     (11,227,632)   (596,364)    140,897,984
                                        ========= =========    =======    ===========     ===========    ========     ===========



See Accompanying Notes.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or for any other interim period. The consolidated financial statements include the accounts of Capstar Broadcasting Partners, Inc. and its direct and indirect wholly-owned subsidiaries (the "Company").

2.  CONSUMMATED ACQUISITIONS AND DISPOSITION

     On February 20, 1997, the Company acquired (the "Osborn Acquisition") Southern Star Communications, Inc. (formerly named Osborn Communications Corporation ("Osborn")). The purchase price of the Osborn Acquisition was $118.8 million payable in cash and Class A Common Stock (as defined). In connection with the purchase of Osborn, the Company agreed to pay the President of Osborn a guaranteed monthly bonus over the next five years; accordingly, the Company has recorded a liability equal to the net present value of these payments of $1.2 million at the date of purchase. Osborn owned and operated or provided services to 18 stations upon consummation of the Osborn Acquisition and had pending (i) the acquisitions of five stations (two FM and three AM) in the Huntsville and Tuscaloosa, Alabama markets and (ii) the disposition of three stations (two FM and one AM) in the Ft. Myers, Florida market. Each of the pending transactions of Osborn has been completed as more fully described hereinafter.

    In April 1997, the Company acquired substantially all of the assets of Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market (the "Tuscaloosa Acquisition"). The purchase price of the acquisition was approximately $1.0 million. Such stations were managed by Osborn pursuant to an LMA (as defined) since December 1996.

    In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market (the "City Acquisition"). The purchase price of the acquisition was approximately $3.0 million. In April 1997, the Company acquired substantially all of the assets of EZY Com, Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market (the
"EZY Acquisition"). The purchase price of the acquisition was approximately $5.0 million. In April 1997, the Company acquired substantially all of the assets of Roper Broadcasting, Inc. used or useful in the operations of one FM radio station in the Melbourne-Titusville-Cocoa, Florida market (the "Roper Acquisition" and, collectively with the City Acquisition and the EZY Acquisition, the "Space Coast Acquisitions"). The purchase price of the acquisition was approximately $4.0 million.

    In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market (the "Osborn Ft. Myers Disposition"). The sale price was $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market (the "Huntsville Acquisition"). The purchase price of the acquisition was $24.5 million.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 MARCH 31, 1997
                                  (UNAUDITED)

2.  CONSUMMATED ACQUISITIONS AND DISPOSITION (CONTINUED)

Unaudited proforma results of the Company for the aforementioned acquisitions which were completed during the three month period ended March 31, 1997 and which were accounted for using the purchase method of accounting, and the aforementioned disposition as if they were purchased or sold on January 1, 1996 are as follows:

                                        Three Months Ended:
                                    ----------------------------
                                    March 31,         March 31,
                                      1996              1997
                                    ---------        -----------
                                       (dollars in thousands)
Net revenue                         $  16,949        $    22,451
                                    =========        ===========
Loss before extraordinary item      $  (9,345)       $   (10,295)
                                    =========        ===========
Net loss                            $  (9,943)       $   (10,295)
                                    =========        ===========

3.  PENDING ACQUISITIONS

     Under the terms of several acquisition agreements, each dated December 1996, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") will become an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). The purchase price of the Benchmark Acquisition will equal approximately $173.4 million. Benchmark owns and operates 31 radio stations (21 FM and 10 AM). Those stations are located in 11 markets primarily in the Southeastern United States, including Dover, Delaware; Salisbury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke, Lynchburg and Winchester, Virginia. The Company anticipates that the Benchmark Acquisition will be consummated in July 1997. The obligation of Benchmark to consummate the Benchmark Acquisition is subject to Federal Communication Commission (" FCC") approval.

    In December 1996, the Company agreed to acquire substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific") (the "Community Pacific Acquisition"). The purchase price of the Community Pacific Acquisition will equal approximately $35.0 million payable in cash. Community Pacific owns and operates 11 radio stations (six FM and five AM) in four markets located in Anchorage, Alaska, Modesto and Stockton, California and Des Moines, Iowa. The Company anticipates that the Community Pacific Acquisition will be consummated in November 1997. The Company entered into an LMA with Community Pacific on February 28, 1997 to provide services to the radio stations owned and operated by Community Pacific until the Community Pacific Acquisition is consummated.

    In January 1997, the Company agreed to acquire substantially all of the assets of The Madison Radio Group ("Madison") (the "Madison Acquisition"). The purchase price of the Madison Acquisition will equal approximately $38.8 million payable in cash. Madison owns and operates six radio stations (four FM and two
AM) in Madison, Wisconsin. The Company anticipates that the Madison Acquisition will be consummated in October 1997.

    In January 1997, the Company agreed to acquire substantially all of the assets of Commonwealth Broadcasting of Arizona, L.L.C. ("Commonwealth") (the "Commonwealth Acquisition"). The purchase price of the Commonwealth Acquisition will equal approximately $5.3 million payable in cash. Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. The Company anticipates that the Commonwealth Acquisition will be consummated in October 1997.

    In January 1997, the Company agreed to acquire substantially all of the assets of Cavalier Communications, L.P. ("Cavalier") (the "Cavalier Acquisition"). The purchase price of the Cavalier Acquisition will equal approximately $8.3 million payable in cash. Cavalier owns and operates five radio stations (four FM and one AM) in the Roanoke and Lynchburg, Virginia markets. FCC approval is pending. The Company anticipates

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 MARCH 31, 1997
                                  (UNAUDITED)

3.  PENDING ACQUISITIONS (CONTINUED)

that the Cavalier Acquisition will be consummated in October 1997.

    In February 1997, the Company agreed to acquire substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO") (the "COMCO Acquisition"). The purchase price of the COMCO Acquisition will equal approximately $6.7 million payable in cash. COMCO owns and operates six radio stations (four FM and two
AM) in the Anchorage and Fairbanks, Alaska markets. FCC approval is pending. The Company anticipates that the COMCO Acquisition will be consummated in October 1997.

    Upon consummation of the Community Pacific Acquisition and the COMCO Acquisition, the Company will own and operate seven radio stations (four FM and three AM) in the Anchorage, Alaska market, which number exceeds the multiple station ownership limitations under the Communications Act of 1934, as amended (the "Communications Act"). Accordingly, the Company has sought permission from the FCC to consummate both the Community Pacific Acquisition and the COMCO Acquisition provided that the Company agrees to sell radio station KASH-AM in Anchorage, Alaska within 18 months of the date on which the Community Pacific Acquisition is consummated. The Company would be in compliance with the ownership limitations of the Communications Act in the Anchorage, Alaska market once it disposes of KASH-AM. In May 1997, the Company entered into a nonbinding letter of intent to sell substantially all of the assets used or useful in the operations of radio station KASH-AM to Alaska Broadcast Television, Inc. No assurances can be given that the FCC will grant permission to the Company to consummate both the Community Pacific Acquisition and the COMCO Acquisition and dispose of KASH-AM, or if the FCC grants such permission, that the Company will be able to sell KASH-AM.

     In March 1997, the Company agreed to acquire substantially all of the assets of Emerald City Radio Partners, L.P. ("Emerald City") (the "Emerald City Acquisition"). The Company has agreed to assign its right to acquire two of Emerald City's radio stations (WOIC-AM and WMFX-FM) to Clear Channel Radio Licensing, Inc. on or before the date on which the Company acquires Emerald City's third radio station (WNOK-FM). The purchase price of the Emerald City Acquisition will equal approximately $14.9 million payable in cash, of which approximately $9.5 million has been allocated to radio station WNOK-FM and will be payable by the Company. Emerald City owns and operates three radio stations (two FM and one AM) in the Columbia, South Carolina market. FCC approval is pending. The Company anticipates that the Emerald City Acquisition will be consummated in July 1997.

     In April 1997, the Company agreed to acquire substantially all of the assets of WRIS, Inc. used or held for use in the operations of radio station WJLM-FM in the Salem, Virginia market (the "WRIS Acquisition"). The purchase price of the WRIS Acquisition will equal approximately $3.1 million payable in cash. FCC approval is pending. The Company anticipates that the WRIS Acquisition will be consummated in August 1997.

    In April 1997, the Company agreed to acquire substantially all of the assets of Ameron Broadcasting, Inc. used or held for use in the operation of three radio stations (two FM and one AM) in the Birmingham, Alabama market (the "Ameron Acquisition"). The purchase price of the Ameron Acquisition will equal approximately $31.5 million payable in cash. FCC approval is pending. The Company anticipates that the Ameron Acquisition will be consummated in October 1997.

    The Company has entered into nine separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such acquisitions will be consummated. As part of the Company's ongoing acquisition strategy, the Company is continually evaluating certain other potential acquisition opportunities.

4.  STOCKHOLDERS' EQUITY

    On February 20, 1997, the Company issued 31,634,527 shares of Class A Common Stock and 18,181,818 shares of Class B Common Stock (as defined) to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") at a purchase price of $1.10 per share. The proceeds were used in part to fund the Osborn Acquisition and retire existing indebtedness of Commodore Media, Inc., a wholly-owned subsidiary of the Company ("Commodore"), and Osborn. In addition, on February 20, 1997 the Company exchanged 1,636,361 shares of Class A Common Stock having a deemed value of $1.8 million for shares of common stock of Osborn as part of the purchase price of the Osborn Acquisition and contributed its interest in Osborn to Commodore. Additionally, during the three months ended March 31, 1997, the Company issued 1,327,272 shares of Class A Common Stock to related parties in exchange for cash and receivables totalling $1.4 million.

                         CAPSTAR BROADCASTING PARTNERS, INC.
                                  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   MARCH 31, 1997
                                    (UNAUDITED)

5.  EXTRAORDINARY ITEM

    On February 20, 1997, in connection with the financing of the Osborn Acquisition, the Company repaid its outstanding loan balance (including principal and interest) under the senior credit facility (the "AT&T Credit Facility") of Commodore with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $598,000 as a result of a prepayment penalty.

6.  NEW CREDIT FACILITY

    On February 20, 1997, the Company and Commodore, as borrower, entered into a credit facility (the "New Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consists of a $50.0 million revolving loan facility. The indebtedness under the New Credit Facility is secured by a first priority perfected pledge of substantially all of the Company's assets, including, without limitation, the capital stock of the subsidiaries of the Company, and is guaranteed by the Company and all of the direct and indirect subsidiaries of the Company (other than Commodore). Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.
All loans outstanding under the New Credit Facility will mature in 2002. As of May 13, 1997, a principal balance of $24.9 million was outstanding under the New Credit Facility.

7.  CREDIT AGREEMENT

    In March 1997, the Company entered into a $13.5 million Credit Agreement with Emerald City (the "Credit Agreement"). In accordance with the Credit Agreement, the Company loaned Emerald City $13.5 million (the "Loan") which is to be repaid in two installments. The first installment is to be a payment of principal of the Loan equal to the purchase price under the asset purchase agreement for radio station WNOK-FM, together with any accrued and unpaid interest thereon, with the second installment to consist of the remaining principal balance of the Loan, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date (as defined in the Credit Agreement).

8. SENIOR DISCOUNT NOTES

        In connection with the Osborn Acquisition the Company issued $277.0 million in aggregate principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009 (the "Notes"). The Notes were issued at a substantial discount from their aggregate principal amount at maturity under an Indenture dated as of February 20, 1997 (the "Indenture"), between the Company and U.S. Trust Company of Texas, N.A., as trustee, generating gross proceeds to the Company of approximately $150.3 million. The notes are general unsecured senior obligations of the Company, which will mature on February 1, 2009. No interest will accrue on the Notes prior to February 1, 2002. Thereafter, interest on the Notes will accrue at an annual rate of 12 3/4% and will be payable semi-annually in cash on February 1 and August 1 each year, commencing on August 1, 2002 to holders of record on the immediately preceding January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time on or after February 1, 2002 at the redemption prices set forth in the Indenture, plus, without duplication, accrued and unpaid interest to the redemption date. In addition, prior to February 1, 2001, the Company, at its option, may use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) or Major Asset Sales (as defined in the Indenture) to redeem up to 25% of the aggregate principal amount at maturity of the Notes at a redemption price of 112.75%; provided, however, that after any such redemption, there is outstanding at least 75% of the original aggregate principal amount at maturity of the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE COMPANY

        As of March 31, 1997, the Company and its predecessor, Commodore, owned and operated or provided services to 63 radio stations in 16 mid-sized markets. The following table sets forth the growth in number of radio stations by market since January 1, 1996:

                                Number of            Acquisition Date or
Market                          Stations             Estimated Acquisition Date
-------------------------------------------------------------------------------
COMMODORE:

Huntington WV-
   Ashland, KY                     7                 October 1996(1)
                                   1                 LMA

Fairfield, CT
   Acquisition 1                   2                 March 1996(1)
   Acquisition 2                   2                 May 1996

Ft. Pierce-Stuart-
 Vero Beach, FL                    3                 May 1996(1)

Westchester-Putnam
  Counties, NY                     3                 March 1996(1)

OSBORN:

Asheville, NC                      2                 February 1997
Wheeling, WV                       6                 February 1997
Wheeling, WV                       1                 JSA
Jackson, TN                        3                 February 1997
Tuscaloosa, AL                     1                 February 1997
Tuscaloosa, AL                     2                 April 1997(1)
Gadsden, AL                        2                 February 1997
Huntsville, AL                     3                 April 1997

COMMUNITY PACIFIC:

Anchorage, AK                      3                 November 1997(1)
Des Moines, IA                     3                 November 1997(1)
Modesto, CA                        2                 November 1997(1)
Stockton, CA                       2                 November 1997(1)


-------------
(1) The Company provided services to these stations pursuant to an LMA or a JSA (as defined) prior to the date acquired. "JSA" refers to a joint sales agreement, whereby a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station. JSAs take varying forms. A JSA, unlike an LMA, normally does not involve programming. "LMA" refers to a local marketing agreement, whereby a radio station outsources the management of certain limited functions of its operations. LMAs take varying forms; however, the FCC requires that, in all cases, the licensee maintain independent control over the programming and operations of the station.


        On February 20, 1997, the Company acquired Osborn. The purchase price of the Osborn Acquisition was $118.8 million payable in cash and Class A Common Stock. Osborn owned and operated or provided services to 18 stations upon consummation of the Osborn Acquisition and had pending (i) the acquisitions of five stations (two FM and three AM) in the Huntsville and Tuscaloosa, Alabama markets and (ii) the disposition of three stations (two FM and one AM) in the Ft. Myers, Florida market. Each of the pending transactions of Osborn has been completed as more fully described hereinafter.

        In April 1997, the Company acquired substantially all of the assets of Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market The purchase price of the acquisition was approximately $1.0 million. Such stations were managed by Osborn pursuant to an LMA since December 1996.

        In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately $3.0 million. In April 1997, the Company acquired substantially all of the assets of EZY Com, Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately $5.0 million. In April 1997, the Company acquired substantially all of the assets of Roper Broadcasting, Inc used or useful in the operations of one FM radio station in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately
$4.0 million.

        In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market. The sale price was $11.0 million.

        In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was $24.5 million.

        On February 28, 1997, the Company entered into an LMA with Community Pacific to provide services to the radio stations owned and operated by Community Pacific until the Community Pacific Acquisition is consummated.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated summary data of the Company (dollars in thousands):

                                                         Predecessor
                                                         -----------
                                                         For the Three Months Ended
                                                         --------------------------
                                                          March 31,      March 31,
                                                            1996            1997
                                                         -----------     ----------
OPERATING DATA:
    Net revenue . . . . . . . . . . . . . . . . . . .        $ 7,416        $14,107
    Station operating expenses  . . . . . . . . . . .          5,375         10,356
    Depreciation and amortization . . . . . . . . . .            480          2,389
    Corporate expenses  . . . . . . . . . . . . . . .            466          1,424
                                                          ----------      ---------
    Operating income (loss) . . . . . . . . . . . . .          1,095            (62)
    Interest expense  . . . . . . . . . . . . . . . .          2,452          6,792
    Other (income)expense . . . . . . . . . . . . . .             79             19
    Extraordinary loss on early extinguishment
    of debt . . . . . . . . . . . . . . . . . . . . .                           598
                                                          ----------      ---------
    Net loss  . . . . . . . . . . . . . . . . . . . .        $(1,436)       $(7,471)
                                                          ==========      =========

OTHER DATA:
    Broadcast cash flow (1) . . . . . . . . . . . . .        $ 2,041        $ 3,751
    Broadcast cash flow margin  . . . . . . . . . . .          27.5%          26.6%
    EBITDA  (2)   . . . . . . . . . . . . . . . . . .        $ 1,575        $ 2,327

----------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expense and other expense.

(2) EBITDA consists of operating income before depreciation, amortization and other expense.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net Revenue. Net revenue increased $6.7 million or 90.2% to $14.1 million for the three months ended March 31, 1997 from $7.4 million for the three months ended March 31, 1996. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period February 21, 1997 through March 31, 1997 comprised $3.7 million of the increase. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs provided $2.8 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, net revenue increased approximately $232,000 or 3.2% to $7.4 million for the three months ended March 31, 1997 from $7.2 million for the same period in 1996.

         Station Operating Expenses.  Station operating expenses increased
$5.0 million or 92.7% to $10.4 million for the three months ended March 31, 1997 from $5.3 million for the three months ended March 31, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $2.9 million, and (ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $2.2 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, station operating expenses declined approximately $86,000 or 1.7% to $5.1 million in 1997 from $5.2 million in 1996 as a result of efficiencies realized from market consolidation.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $1.7 million or 83.8% to $3.8 million for the three months ended March 31, 1997 from $2.0 million for the three months ended March 31, 1996. The broadcast cash flow margin was 26.6% for the three months ended March 31, 1997 compared to 27.5% for the three months ended March 31, 1996. The broadcast cash flow provided from the Osborn Acquisition accounted for approximately $861,000 of the increase; the broadcast cash flow margin from these operations was 23.0%. The inclusion of broadcast cash flows from the remaining acquisitions and LMAs accounts for approximately $531,000 of the increase. Excluding the effects of the acquisitions and LMAs, broadcast cash flow increased approximately $319,000, or 15.7% to $2.3 million for the three months ended March 31, 1997 from $2.0 million for the three months ended March 31, 1996 and the broadcast cash flow margin on a same station basis increased to 31.4% from 28.0%.

         Corporate Expenses. Corporate expenses increased approximately $958,000 to approximately $1.4 million for the three months ended March 31, 1997 from approximately $466,000 for the three months ended March 31, 1996. This increase was primarily due to the corporate offices of the Company which opened in October, 1996 and the additional corporate expense associated with the Osborn operations.

         EBITDA. As a result of the factors described above, EBITDA increased approximately $752,000 or 47.7% to $2.3 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. The EBITDA margin for the three months ended March 31, 1997 was 16.5% compared to 21.2% for the three months ended March 31, 1996.

         Other Operating Expenses. Depreciation and amortization increased $1.9 million to $2.4 million for the three months ended March 31, 1997 from approximately $480,000 for the three months ended March 31, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

         Operating Income. As a result of the factors described above, the Company's results for the three months ended March 31, 1997 reflected an operating loss of $62,000 compared to an operating income of $1.1 million for the three months ended March 31, 1996.

         Other (Income) Expense. Interest expense increased approximately $4.3 million to $6.8 million for the three months ended March 31, 1997 from $2.5 million for the three months ended March 31, 1996. The increase is attributable to the write-off of $1.0 million of deferred financing costs and $606,000 of interest associated with the Company's credit facility with Bankers Trust Company, dated October 16, 1996, which was repaid in full in connection with the consummation of the Osborn Acquisition (the "Former Term Loan Facility"); $2.1 million of interest expense related to the Notes; and interest expense on the AT&T Credit Facility which was repaid in full in connection with the consummation of the Osborn Acquisition. Interest income increased 10.7% to $128,000 as a result of the interest accrual on the Loan under the Credit Agreement with Emerald City. The Company realized an extraordinary loss on the early retirement of the AT&T Credit Facility during the three months ended March 31, 1997 related to penalties and fees of approximately $598,000.

         Net Loss. As a result of the factors described above, net loss increased approximately $6.0 million to $7.5 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The pursuit by the Company of its acquisition strategy has required a significant portion of the Company's capital resources. In October 1996, the Company funded the $213.6 million purchase price (including assumed debt of $93.7 million) for its first acquisition, the acquisition of Commodore (the "Commodore Acquisition"), from the proceeds of the sale of $94.0 million of Class A Common Stock to affiliates of Hicks Muse, R. Steven Hicks, the President and Chief Executive Officer of the Company, and certain other investors and with $34.8 million of borrowings under the Former Term Loan Facility. The Company funded the $118.8 million purchase price (excluding transaction costs) for the Osborn Acquisition and the retirement of existing indebtedness of Commodore and Osborn in connection therewith from the proceeds of the issuance of the Notes, $54.8 million in equity investments by affiliates of Hicks Muse, the equity investment of $600,000 by certain members of the Company's management team and the contribution by the President of Osborn of certain shares of common stock of Osborn to the Company in exchange for shares of Class A Common Stock having a deemed value of $1.8 million. The Company funded the purchase price of the Huntsville Acquisition, the Tuscaloosa Acquisition and the Space Coast Acquisitions through borrowings under the New Credit Facility in the aggregate principal amount of $35.9 million.

         As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, payments under the Company's credit agreement, payments under the Company's outstanding subordinated notes and future acquisitions will be the Company's principal uses of cash.

         In October 1996, the Company assumed the 13 1/4% Senior Subordinated Notes due 2003 (the "Commodore Notes") of Commodore in connection with the Commodore Acquisition. The Commodore Notes accrue interest at a stated rate of 13 1/4% per annum of their face value of $76.8 million. The Commodore Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998 and $5.2 million from November 1, 1998 until maturity. On February 20, 1997, the Company issued the Notes at a substantial discount from their principal amount at maturity of $277.0 million in the aggregate. The Notes generated gross proceeds of approximately $150.3 million and pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. Thereafter, interest will be payable semi-annually, in cash, on February 1 and August 1 of each year. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The New Credit Facility consists of the $50.0 million revolver. All loans outstanding under the New Credit Facility will mature in 2002. As of May 13, 1997, a principal balance of $24.9 million was outstanding under the New Credit Facility.

    In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and, as appropriate opportunities arise, to acquire additional radio stations. The Company used the $11.0 million in net proceeds of the Osborn Ft. Myers Disposition to repay indebtedness under the New Credit Facility. The Company intends to fund the aggregate purchase price for the pending acquisitions through a combination of borrowings under the New Credit Facility (as it may be amended to increase the borrowing limit thereunder) and a combination of indebtedness of the Company and/or Commodore and/or capital stock of the Company or its subsidiaries. The Company anticipates that it will fund the pending acquisitions with indebtedness, rather than capital stock, to the fullest extent then permitted under the debt incurrence covenants contained in the New Credit Facility, as it may be amended, the indenture governing the Notes and the indenture governing the Commodore Notes. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of the pending acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

    Management believes that cash from operating activities, together with available revolving credit borrowings under the New Credit Facility, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing the existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets. The Company has no current plans or arrangements to dispose of any of its stations other than the disposition of station KASH-AM in Anchorage, Alaska at or after consummation of the Community Pacific Acquisition and the possible exchange of three stations to be acquired in the Benchmark Acquisition for three stations owned by SFX Broadcasting, Inc.

EXTRAORDINARY ITEM

    In connection with the Osborn Acquisition, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in a prepayment penalty in the amount of $598,000, which was reported as an extraordinary item. In connection with the Benchmark Acquisition, the Company will issue $750,000 of capital stock to an affiliate of Hicks Muse in consideration for its agreement, upon the occurrence of certain events, to purchase the outstanding indebtedness incurred by such affiliate's subsidiary in connection with the Benchmark Acquisition. The issuance of capital stock of the Company for the benefit of Commodore will be reported as an extraordinary item in the period in which the Company consummates the Benchmark Acquisition. Had the Benchmark Acquisition been consummated at December 31, 1996, the Company would have recorded an extraordinary charge of approximately $750,000.

                          PART II -- OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Pursuant to the unanimous written consent of the stockholders of the Company, dated as of February 13, 1997, the stockholders approved an amendment to the Company's Certificate of Incorporation pursuant to which (i) the number of authorized shares of common stock, par value $.01 per share ("Common Stock"), of the Company was increased to 200,000,000 shares and 10,000,000 shares of preferred stock, par value $.01 per share, of the Company were authorized and (ii) the number of shares of Common Stock available for issuance under the Capstar Broadcasting Partners, Inc. 1996 Stock Option Plan was increased to 9,000,000 shares.

       Pursuant to the written consent of the holder of a majority of the outstanding shares of Common Stock, dated as of February 19, 1997, an amendment to the Company's Certificate of Incorporation was approved, pursuant to which each share of Common Stock was reclassified into one share of Class A Common Stock, par value $.01 per share ("Class A Common Stock"), of the Company and 50,000,000 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"), of the Company were authorized.

       Pursuant to the written consent of the holder of a majority of the outstanding shares of Class A Common Stock and the holder of all of the outstanding shares of Class B Common Stock, dated as of April 24, 1997, an amendment to the Company's Certificate of Incorporation was approved, pursuant to which the right of certain holders of Class B Common Stock to convert such shares into Class A Common Stock or to transfer such shares was restricted, subject to certain conditions.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       3.1    Certificate of Incorporation of the Company.*

       3.2    By-Laws of the Company.*

       4.1 Amendment No. 7 to Indenture dated as of April 21, 1995, among Commodore Media, Inc. ("Commodore"), IBJ Schroder Bank & Trust Company, as Trustee, and the Guarantors named therein, governing Commodore's 13 1/4% Senior Subordinated Notes due 2003.(1)

       10.1.1 Agreement and Plan of Merger, dated as of December 9, 1996, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc., Benchmark Radio Acquisition Fund I Limited Partnership, Benchmark Radio Acquisition Fund IV Limited Partnership, Benchmark Radio Acquisition Fund VII Limited Partnership, Benchmark Radio Acquisition Fund VIII Limited Partnership, Joe L. Mathis IV, Bruce R. Spector, the Company and BCR Holding, Inc. ("Benchmark Merger Agreement").*

       10.1.2 Letter Agreement amending Benchmark Merger Agreement, dated January 9, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc. and the other signatories listed therein.*

       10.1.3 Letter Agreement amending Benchmark Merger Agreement, dated January 31, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc., BCR Holding, Inc., the Company, and the other signatories listed therein.*

       10.1.4 Letter Agreement amending Benchmark Merger Agreement, dated April 8, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc., BCR Holding, Inc., and the Company.*

       10.2 Asset Purchase Agreement, dated as of December 26, 1996, between Community Pacific Broadcasting Company L.P. and Community Acquisition Company, Inc.*

       10.3 Asset Purchase Agreement, dated as of January 27, 1997, by and among Point Communications Limited Partnership, Midcontinent Broadcasting Co. of Wisconsin, Inc., Madison Radio Group and Point Madison Acquisition Company, Inc.*

       10.4.1 Asset Purchase Agreement, dated March 10, 1997, by and between Emerald City Radio Partners, L.P. and WNOK Acquisition Company, Inc.(1)

       10.4.2 First Amendment to Asset Purchase Agreement, dated as of March 14, 1997, between Emerald City Radio Partners, L.P. and WNOK Acquisition Company, Inc.(1)

       10.5.1 Asset Purchase Agreement dated as of April 24, 1997, between Ameron Broadcasting, Inc. and Capstar Acquisition Company, Inc., a wholly-owned subsidiary of Commodore.(1)

       10.5.2 Letter Agreement, dated as of April 25, 1997, between Ameron Broadcasting, Inc. and Capstar Acquisition Company, Inc.(1)

       10.6 Employment Agreement, dated January 1, 1997, between the Company and Paul D. Stone.*

       10.7 Employment Agreement, dated January 1, 1997, between the Company and William S. Banowsky, Jr.*

       10.8 Second Amendment, dated February 20, 1997, to Stockholders Agreement, dated October 16, 1996, among Capstar, Hicks, Muse, Tate & Furst Incorporated, R. Steven Hicks and the securityholders listed therein.*

       27.1   Financial Data Schedule.*

---------------------

*      Filed herewith.

(1) Incorporated by reference to Commodore Media, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.

(b)    Reports on Form 8-K

       During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPSTAR BROADCASTING PARTNERS, INC.


                                           By:     /s/ William S. Banowsky, Jr.
                                                  -----------------------------
                                           Name:  William S. Banowsky, Jr.
                                           Title: Vice President
Date:  May 15, 1997

                                           By:     /s/ Paul D. Stone
                                                  ------------------
                                           Name:  Paul D. Stone
                                           Title: Vice President and Chief
                                                  Financial Officer
                                                  (principal financial officer)
Date:  May 15, 1997

  Exhibit
   Number                             Exhibit Title                                                      Page
 ---------                            -------------                                                      ----
       3.1   Certificate of Incorporation of the Company.*

       3.2   By-Laws of the Company.*

       4.1   Amendment No. 7 to Indenture dated as of April 21, 1995, among Commodore Media, Inc.
             ("Commodore"), IBJ Schroder Bank & Trust Company, as Trustee, and the Guarantors named therein, governing Commodore's 13 1/4% Senior Subordinated Notes due 2003.(1)

    10.1.1   Agreement and Plan of Merger, dated as of December 9, 1996, by and among Benchmark
             Communications Radio Limited Partnership, Benchmark Acquisition, Inc., Benchmark Radio
             Acquisition Fund I Limited Partnership, Benchmark Radio Acquisition Fund IV Limited
             Partnership, Benchmark Radio Acquisition Fund VII Limited Partnership, Benchmark Radio
             Acquisition Fund VIII Limited Partnership, Joe L. Mathis IV, Bruce R. Spector, the
             Company and BCR Holding, Inc. ("Benchmark Merger Agreement").*

    10.1.2   Letter Agreement amending Benchmark Merger Agreement, dated January 9, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc.
             and the other signatories listed therein.*

    10.1.3   Letter Agreement amending Benchmark Merger Agreement, dated January 31, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc.,
             BCR Holding, Inc., the Company, and the other signatories listed therein.*

    10.1.4   Letter Agreement amending Benchmark Merger Agreement, dated April 8, 1997, by and among Benchmark Communications Radio Limited Partnership, Benchmark Acquisition, Inc.,
             BCR Holding, Inc., and the Company.*

      10.2   Asset Purchase Agreement, dated as of December 26, 1996, between Community Pacific
             Broadcasting Company L.P. and Community Acquisition Company, Inc.*

      10.3   Asset Purchase  Agreement, dated as of January 27,  1997, by and among Point
             Communications Limited Partnership, Midcontinent Broadcasting Co. of Wisconsin, Inc.,
             Madison Radio Group and Point Madison Acquisition Company, Inc.*

    10.4.1   Asset Purchase Agreement, dated March 10, 1997, by and between Emerald City Radio
             Partners, L.P. and WNOK Acquisition Company, Inc.(1)

    10.4.2   First Amendment to Asset Purchase Agreement, dated as of March 14, 1997, between
             Emerald City Radio Partners, L.P. and WNOK Acquisition Company, Inc.(1)

    10.5.1   Asset Purchase Agreement dated as of April 24, 1997, between Ameron Broadcasting, Inc.
             and Capstar Acquisition Company, Inc., a wholly-owned subsidiary of Commodore.(1)

    10.5.2   Asset Purchase Agreement dated as of April 24, 1997, between Ameron Broadcasting, Inc.
             and Capstar Acquisition Company, Inc., a wholly-owned subsidiary of Commodore.(1)

      10.6   Employment Agreement, dated January 1, 1997, between the Company and Paul D. Stone.*

      10.7   Employment Agreement, dated January 1, 1997, between the Company and William S.
             Banowsky, Jr.*

      10.8   Second Amendment, dated February 20, 1997, to Stockholders Agreement, dated October 16,
             1996, among Capstar, Hicks, Muse, Tate & Furst Incorporated, R. Steven Hicks and the
             securityholders listed therein.*

      27.1   Financial Data Schedule.*
---------------

*      Filed herewith.

(1) Incorporated by reference to Commodore Media, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.