Form 10-Q
period 1997-06-30
CAPSTAR BROADCASTING PARTNERS INC
filed 1997-08-14
CIK 1026516

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                    TO
                                  ------------------    ------------------

                        COMMISSION FILE NUMBER 333-25683

                      CAPSTAR BROADCASTING PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2672663
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

             600 CONGRESS AVENUE
                  SUITE 1400
                AUSTIN, TEXAS                                      78701
   (Address of principal executive offices)                      (Zip Code)

                                 (512) 404-6840
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     AT AUGUST 7, 1997, 279,632,180 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE, AND NO SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, OF CAPSTAR BROADCASTING PARTNERS, INC. (THE "REGISTRANT") WERE OUTSTANDING.

================================================================================

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets as of June 30, 1997 and December
           31, 1996..................................................       2
         Consolidated Statements of Operations for the three months ended June 30, 1997
             and 1996................................................       3
         Consolidated Statements of Operations for the six months
           ended June 30, 1997
             and 1996................................................       4
         Condensed Consolidated Statements of Cash Flows for the six
           months ended
             June 30, 1997 and 1996..................................       5
         Consolidated Statement of Stockholder's Equity for the six
           months ended
             June 30, 1997...........................................       6
         Notes to Consolidated Financial Statements..................       7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      15

                         PART II -- OTHER INFORMATION
Item 2.  Changes in Securities.......................................      22
Item 4.  Submission of Matters to a Vote of Security Holders.........      22
Item 6.  Exhibits and Reports on Form 8-K............................      22

ITEM 1.  FINANCIAL STATEMENTS.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and short term cash investments......................  $ 11,060,847    $  5,028,014
  Accounts receivable, net of allowance for doubtful
     accounts of $1,738,021 and $838,081 at June 30, 1997
     and December 31, 1996, respectively....................    18,839,022       8,913,390
  Note receivable...........................................    13,716,922              --
  Prepaid expenses and other current assets.................     3,625,739         443,900
                                                              ------------    ------------
          Total current assets..............................    47,242,530      14,385,304
                                                              ------------    ------------
Property, plant and equipment, net..........................    46,897,829      15,628,361
FCC licenses and goodwill, net..............................   367,886,824     229,004,546
Other intangible assets, net................................    11,168,392       3,178,469
Deferred charges, net.......................................    26,144,846       1,800,234
Deposits and other assets...................................     1,353,638         931,340
                                                              ------------    ------------
          Total assets......................................  $500,694,059    $264,928,254
                                                              ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $     16,056    $     16,056
  Current portion of long-term debt.........................            --       3,750,000
  Accounts payable and accrued expenses.....................    13,345,906       3,468,945
  Accrued interest..........................................     1,762,812       1,810,292
  Accrued income taxes......................................     1,284,329              --
  Due to affiliate..........................................            --         536,738
                                                              ------------    ------------
          Total current liabilities.........................    16,409,103       9,582,031
                                                              ------------    ------------
Capital lease obligations, net of current portion...........       356,941          49,629
Long-term debt, net of current portion......................   276,176,693     132,622,467
Other non-current obligations...............................     2,138,694              --
Deferred income taxes.......................................    67,506,585      31,531,580
                                                              ------------    ------------
          Total liabilities.................................   362,588,016     173,785,707
                                                              ------------    ------------
Stockholder's equity:
  Class A Common Stock, $.01 par value, 200,000,000 shares
     authorized, 150,396,400 and 94,155,000 shares issued
     and outstanding at June 30, 1997 and December 31, 1996,
     respectively...........................................     1,503,963         941,550
  Class B Common Stock, convertible into Class A Common
     Stock, $.01 par value, 50,000,000 shares authorized,
     none issued and outstanding at June 30, 1997 and
     December 31, 1996......................................            --              --
  Additional paid-in capital................................   155,218,016      93,957,450
  Accumulated deficit.......................................   (17,019,572)     (3,756,453)
                                                              ------------    ------------
                                                               139,702,407      91,142,547
  Receivables from stockholders.............................    (1,596,364)             --
                                                              ------------    ------------
          Total stockholder's equity........................   138,106,043      91,142,547
                                                              ------------    ------------
          Total liabilities and stockholder's equity........  $500,694,059    $264,928,254
                                                              ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             PREDECESSOR
                                                                             -----------
                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                               JUNE 30,       JUNE 30,
                                                                 1997           1996
                                                              -----------    -----------
Gross broadcast revenue.....................................  $29,728,071    $11,921,347
Less: agency commissions....................................   (1,972,967)    (1,011,046)
                                                              -----------    -----------
  Net broadcast revenue.....................................   27,755,104     10,910,301
Operating expenses:
  Programming, technical and news...........................    3,929,713      1,898,792
  Sales and promotion.......................................    6,988,568      2,969,307
  General and administrative................................    4,123,992      2,020,491
  Direct programmed music and entertainment.................    3,053,710             --
Corporate expenses..........................................    2,210,719        634,804
Depreciation and amortization...............................    4,242,607        665,503
                                                              -----------    -----------
Operating income............................................    3,205,795      2,721,404
Other income (expense):
  Interest expense..........................................   (9,401,725)    (2,699,830)
  Interest income...........................................      270,343         52,513
  Other income (expenses), net..............................      133,647       (669,953)
                                                              -----------    -----------
Net loss....................................................  $(5,791,940)   $  (595,866)
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              PREDECESSOR
                                                                              -----------
                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                                JUNE 30,       JUNE 30,
                                                                  1997           1996
                                                              ------------    -----------
Gross broadcast revenue.....................................  $ 44,877,965    $19,968,915
Less: agency commissions....................................    (3,015,501)    (1,642,933)
                                                              ------------    -----------
  Net broadcast revenue.....................................    41,862,464     18,325,982
Operating expenses:
  Programming, technical and news...........................     6,463,404      3,412,260
  Sales and promotion.......................................    11,004,541      5,390,460
  General and administrative................................     6,891,292      3,461,103
  Direct programmed music and entertainment.................     4,092,960             --
  Corporate expenses........................................     3,680,956      1,127,488
  Depreciation and amortization.............................     6,631,857      1,145,713
                                                              ------------    -----------
Operating income............................................     3,097,454      3,788,958
Other income (expense):
  Interest expense..........................................   (16,193,397)    (5,151,468)
  Interest income...........................................       397,964        167,765
  Other income (expenses), net..............................        33,085       (837,547)
                                                              ------------    -----------
Loss before extraordinary item..............................   (12,664,894)    (2,032,292)
Extraordinary item, loss on early extinguishment of debt....      (598,225)            --
                                                              ------------    -----------
Net loss....................................................  $(13,263,119)   $(2,032,292)
                                                              ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               PREDECESSOR
                                                                               ------------
                                                                FOR THE SIX MONTHS ENDED:
                                                              -----------------------------
                                                                JUNE 30,         JUNE 30,
                                                                  1997             1996
                                                              -------------    ------------
Net cash (used in)/provided by operating activities.........  $  (2,003,008)   $    253,064
Cash flows from investing activities:
  Purchase of property, plant and equipment.................     (4,733,039)       (250,512)
  Proceeds on sale of assets................................     10,489,464              --
  Deferred acquisition and intangible costs.................     (2,207,794)     (2,696,574)
  Loan to Emerald City......................................    (13,475,000)             --
  Acquisitions of stations and companies....................   (147,174,093)    (31,000,000)
  Other investing activities, net...........................        (87,172)       (160,670)
                                                              -------------    ------------
          Net cash used in investing activities.............   (157,187,634)    (34,107,756)
                                                              -------------    ------------
Cash flows from financing activities:
  Repurchase of common stock................................       (175,000)             --
  Proceeds from issuance of common stock....................     58,601,616
  Net proceeds from issuance of preferred stock.............             --       9,877,932
  Proceeds from issuance of debt............................    193,516,599      18,700,000
  Payment of debt issuance costs............................    (16,009,993)       (772,634)
  Repayment of amounts borrowed.............................    (70,700,000)             --
  Principal repayments on capital lease obligations.........         (9,747)         (6,543)
  Payment of merger and aborted IPO costs...................             --        (211,570)
                                                              -------------    ------------
          Net cash provided by financing activities.........    165,223,475      27,587,185
                                                              -------------    ------------
Net increase (decrease) in cash and short term cash
  investments...............................................      6,032,833      (6,267,507)
Cash and short term cash investments, beginning of period...      5,028,014      10,891,489
                                                              -------------    ------------
Cash and short term cash investments, end of period.........  $  11,060,847    $  4,623,982
                                                              =============    ============
Supplemental disclosure of cash flow information:
  Cash payments during the year for:
     Interest...............................................  $   3,876,783    $  3,105,053
     Taxes..................................................  $     191,243    $     78,658

   The accompanying notes are an integral part of the consolidated financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                           CLASS A      CLASS B     ADDITIONAL                   RECEIVABLES        TOTAL
                                            COMMON      COMMON       PAID-IN      ACCUMULATED        FROM       STOCKHOLDER'S
                                            STOCK        STOCK       CAPITAL        DEFICIT      STOCKHOLDERS      EQUITY
                                          ----------   ---------   ------------   ------------   ------------   -------------
Balance at December 31, 1996............  $  941,550   $      --   $ 93,957,450   $(3,756,453)   $        --    $ 91,142,547
Repurchase and cancellation of Class A
  Common Stock..........................      (1,750)         --       (173,250)           --             --        (175,000)
Issuance of Class A Common Stock........     382,345          --     41,615,634            --     (1,596,364)     40,401,615
Issuance of Class B Common Stock........          --     181,818     19,818,182            --             --      20,000,000
Issuance of Class A Common Stock in
  exchange for Class B Common Stock.....     181,818    (181,818)            --            --             --              --
Net loss................................          --          --             --   (13,263,119)            --     (13,263,119)
                                          ----------   ---------   ------------   ------------   -----------    ------------
Balance at June 30, 1997................  $1,503,963   $      --   $155,218,016   $(17,019,572)  $(1,596,364)   $138,106,043
                                          ==========   =========   ============   ============   ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or for any other interim period. The consolidated financial statements include the accounts of Capstar Broadcasting Partners, Inc. and its direct and indirect wholly-owned subsidiaries (the "Company"). The direct wholly-owned subsidiary of the Company is Capstar Radio Broadcasting Partners, Inc. (formerly named Commodore Media, Inc.) ("Capstar Radio" or "Commodore"). Capstar Broadcasting Corporation ("Capstar Broadcasting") owns all of the outstanding common stock of the Company.

     Certain amounts have been reclassified in the June 30, 1996 financial statements to conform to the current period classifications.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

3. CONSUMMATED ACQUISITIONS AND DISPOSITION

     On February 20, 1997, the Company acquired (the "Osborn Acquisition") Southern Star Communications, Inc. (formerly named Osborn Communications Corporation ("Osborn")). The purchase price of the Osborn Acquisition was approximately $118.8 million payable in cash totalling $117 million and 1,636,361 shares of Common Stock (having a deemed value of $1.10 per share). Osborn owned and operated or provided services to 18 stations upon consummation of the Osborn Acquisition and had pending (i) the acquisitions of five stations (two FM and three AM) in the Huntsville and Tuscaloosa, Alabama markets and (ii) the disposition of three stations (two FM and one AM) in the Ft. Myers, Florida market. Each of the pending transactions of Osborn has been completed as more fully described hereinafter.

     In April 1997, the Company acquired substantially all of the assets of Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market (the "Tuscaloosa Acquisition"). The purchase price of the acquisition was approximately $1.0 million. Such stations were managed by Osborn pursuant to an LMA (as defined) since December 1996.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market (the "Osborn Ft. Myers Disposition"). The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market (the "Huntsville Acquisition" and together with the Tuscaloosa Acquisition, the "Osborn Add-on Acquisitions"). The purchase price of the acquisition was approximately $24.5 million.

     All of the aforementioned acquisitions have been accounted for under the purchase method of accounting and the results of operations and cash flows of the acquired businesses are included in the accompanying consolidated statements of operations.

     Unaudited proforma results of the Company for the aforementioned acquisitions which were completed during the six months ended June 30, 1997, and which were accounted for using the purchase method of accounting, and the aforementioned disposition, as if they were purchased or sold on January 1, 1996 are as follows:

                                                                SIX MONTHS ENDED:
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Net revenue.................................................   $ 47,494     $ 39,383
                                                               ========     ========
Loss before extraordinary item..............................   $(14,960)    $(18,235)
                                                               ========     ========
Net loss....................................................   $(14,960)    $(18,235)
                                                               ========     ========

4. PENDING ACQUISITIONS AND DISPOSITION

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar Communications, Inc. ("GulfStar") whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") pursuant to which each share of GulfStar's outstanding preferred and common stock was converted into the right to receive shares of common stock of Capstar Broadcasting having a deemed value of approximately $113.0 million, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as defined), the Hicks Muse GulfStar Equity Investment (as defined) and the Capstar BT Equity Investment (as defined). Subsequently, Capstar Broadcasting contributed the surviving entity in the GulfStar Merger through the Company to Capstar Radio (collectively with the GulfStar Merger, the "GulfStar Transaction").

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Prior to the GulfStar Merger, GulfStar (i) agreed to acquire substantially all of the assets of McForhun, Inc., Livingston Communications, Inc., American General Media of Texas, Inc., Booneville Broadcasting Company, Arklahoma Communications Company and KLAW Broadcasting, Inc. and (ii) entered into options to acquire substantially all of the assets of KJEM-FM, Inc. and Noalmark Broadcasting Corporation ("Noalmark"), for an aggregate purchase price of approximately $18.4 million. In July 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston Communications, Inc. for approximately $7.1 million and $250,000, respectively, paid in cash. The other GulfStar pending acquisitions are expected to be consummated at various dates during the third and fourth quarters of 1997, except for the option to acquire Noalmark's assets which is expected to be exercised on or before March 6, 2000.

     In December 1996, the Company agreed to acquire substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific") (the "Community Pacific Acquisition"), which acquisition was consummated in July 1997. The purchase price of the Community Pacific Acquisition equalled approximately $35.0 million paid in cash. 11 radio stations (six FM and five AM) in four markets located in Anchorage, Alaska; Modesto and Stockton, California and Des Moines, Iowa were acquired.

     The Company entered into an LMA with Community Pacific on February 28, 1997, to provide services to the radio stations owned and operated by Community Pacific until the Community Pacific Acquisition was consummated.

     Pursuant to the terms of several acquisition agreements, each dated December 1996, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly-owned subsidiary of the Company in August 1997 through a series of mergers and stock purchases (the "Benchmark Acquisition"). The purchase price of the Benchmark Acquisition equalled approximately $176.2 million. 31 radio stations (21 FM and 10 AM) located in 11 markets primarily in the Southeastern United States, including Dover, Delaware; Salisbury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke, Lynchburg and Winchester, Virginia were acquired.

     In January 1997, the Company agreed to acquire substantially all of the assets of Cavalier Communications, L.P. ("Cavalier") (the "Cavalier Acquisition"), which acquisition was consummated in July 1997. The purchase price of the Cavalier Acquisition equalled approximately $8.0 million paid in cash. Five radio stations (four FM and one AM) in the Roanoke and Lynchburg, Virginia markets were acquired.

     In January 1997, the Company agreed to acquire substantially all of the assets of The Madison Radio Group ("Madison") (the "Madison Acquisition"). The purchase price of the Madison Acquisition will equal approximately $38.8 million payable in cash. Madison owns and operates six radio stations (four FM and two
AM) in Madison, Wisconsin. The Company anticipates that the Madison Acquisition will be consummated in August 1997.

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

     In February 1997, the Company agreed to acquire substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO") (the "COMCO Acquisition"). The purchase price of the COMCO Acquisition will equal approximately $6.7 million payable in cash. COMCO owns and operates six radio stations (four FM and two AM) in the Anchorage and Fairbanks, Alaska markets. Approval of the Federal Communications Commission (the "FCC") is pending. The Company anticipates that the COMCO Acquisition will be consummated in October 1997. Upon consummation of the Community Pacific Acquisition and the COMCO

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Acquisition, the Company will own and operate seven radio stations (four FM and three AM) in the Anchorage, Alaska market, which number exceeds the multiple station ownership limitations under the Communications Act of 1934, as amended (the "Communications Act"). Accordingly, the Company will dispose of radio station KASH-AM in Anchorage, Alaska which was acquired in the Community Pacific Acquisition, before the COMCO Acquisition is consummated. The Company will be in compliance with the ownership limitations of the Communications Act in the Anchorage, Alaska market once it disposes of KASH-AM.

     In March 1997, the Company agreed to acquire substantially all of the assets of Emerald City Radio Partners, L.P. ("Emerald City") (the "Emerald City Acquisition"). The Company has agreed to assign its right to acquire two of Emerald City's radio stations (WOIC-AM and WMFX-FM) to Clear Channel Radio Licensing, Inc. on or before the date on which the Company acquires Emerald City's third radio station (WNOK-FM). The purchase price of the Emerald City Acquisition will equal approximately $14.9 million payable in cash, of which approximately $9.5 million has been allocated to radio station WNOK-FM and will be payable by the Company. Emerald City owns and operates three radio stations (two FM and one AM) in the Columbia, South Carolina market. The Company anticipates that the Emerald City Acquisition will be consummated in August 1997.

     In April 1997, the Company agreed to acquire substantially all of the assets of WRIS, Inc. used or held for use in the operations of radio station WJLM-FM in the Salem, Virginia market (the "WRIS Acquisition"). The purchase price of the WRIS Acquisition will equal approximately $3.1 million payable in cash. FCC approval is pending. The Company anticipates that the WRIS Acquisition will be consummated in September 1997.

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

     In May 1997, the Company agreed to exchange substantially all of the assets used or useful in the Company's operation of three radio stations (two FM and one AM) in the Greenville, South Carolina market for substantially all of the assets used or useful in SFX Broadcasting, Inc.'s ("SFX") operation of four radio stations (three FM and one AM) in Wichita, Kansas and Daytona Beach, Florida (the "SFX Exchange"). The Company and SFX intend to file in August 1997
(i) an application with the FCC for approval to transfer control of the radio stations and (ii) a Notification and Report Form with the U.S. Department of Justice and the Federal Trade Commission. The Company anticipates that the SFX Exchange will be consummated in September 1997.

     In May 1997, the Company agreed to acquire all of the assets of Griffith Broadcasting, Inc. used or held for use in the operation of stations WTAK-FM, WXQW-FM and WWXQ-FM which serve the Huntsville, Alabama market (the "Griffith Acquisition"). The purchase price of the Griffith Acquisition will equal approximately $5.4 million payable in cash. FCC approval is pending. The Company anticipates that the Griffith Acquisition will be consummated in September 1997.

     In June 1997, the Company agreed to acquire all of the outstanding common stock of Quass Broadcasting Company ("Quass") (the "Quass Acquisition"). The purchase price of the Quass Acquisition will equal approximately $14.9 million payable in cash. Quass owns and operates three radio stations (two FM and one
AM) in the Cedar Rapids, Iowa market. The Company anticipates that the Quass Acquisition will be consummated in January 1998.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1997, the Company entered into an agreement to acquire all of the outstanding preferred stock, common stock and common stock equivalents of Patterson Broadcasting, Inc. ("Patterson") (the "Patterson Acquisition"). The purchase price of the Patterson Acquisition will equal approximately $215.0 million payable in cash. Patterson owns and operates thirty-nine radio stations (twenty-five FM and fourteen AM) in the Savannah, Georgia; Allentown and Harrisburg, Pennsylvania; Fresno, California; Honolulu, Hawaii; Battle Creek and Grand Rapids, Michigan; Reno, Nevada; Springfield, Illinois; and Pensacola, Florida markets. FCC approval is pending and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not yet terminated. The U.S. Department of Justice has raised an issue with the Company regarding the number of radio stations that the Company will own in the Allentown-Bethlehem, Pennsylvania area upon completion of the Patterson Acquisition. The Company has begun discussions with the U.S. Department of Justice to resolve this matter. The Company anticipates that the Patterson Acquisition will be consummated in February 1998.

     In June 1997, the Company agreed to acquire all of the assets of Grant Communications Company used or held for use in the operations of their FM radio station in the Tuscaloosa, Alabama market (the "Grant Acquisition"). The purchase price of the Grant Acquisition will equal approximately $3.2 million payable in cash. FCC approval is pending. The Company anticipates the Grant Acquisition will be consummated in September 1997.

     In June 1997, the Company agreed to acquire all of the assets of Knight Radio, Inc., Knight Communications Corporation and Knight Broadcasting of New Hampshire, Inc. (collectively, "Knight Quality") (the "Knight Quality Acquisition"). Knight Quality owns and operates eight radio stations (five FM and three AM) in five markets located in Worcester, Massachusetts, Manchester, New Hampshire, Burlington, Vermont, Portsmouth, New Hampshire, and York Center, Main. The purchase price of the Knight Quality Acquisition will equal approximately $60 million payable in cash. FCC approval is pending. The Company anticipates the Knight Quality Acquisition will be consummated in January 1998.

     The Ameron Acquisition, the COMCO Acquisition, the Commonwealth Acquisition, the Emerald City Acquisition, the Grant Acquisition, the Griffith Acquisition, the Knight Quality Acquisition, the Madison Acquisition, the Patterson Acquisition, the Quass Acquisition, the SFX Exchange, the WRIS Exchange and the pending acquisitions of GulfStar are collectively referred to herein as the "Pending Acquisitions."

     The Company has agreed to sell all of the outstanding capital stock of Bryan Broadcasting Operating Company, a wholly-owned subsidiary of GulfStar ("BBOC"). The Company anticipates that such sale will be completed in September 1997. BBOC owns and operates three FM radio stations in Bryan, Texas.

     As part of the Company's ongoing acquisition strategy, the Company is continually evaluating certain other potential acquisition opportunities. Through August 1997, the Company has entered into six separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such acquisitions will be consummated.

5. DEFERRED CHARGES

     The Company recorded approximately $23.0 million and $1.0 million of deferred financing costs and deferred station acquisition costs, respectively, during the six month period ended June 30, 1997. Such amounts are included in deferred charges, net, in the accompanying consolidated balance sheet.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DIRECT PROGRAMMED MUSIC AND ENTERTAINMENT

     The Company, through its wholly owned subsidiary, Osborn distributes programmed music (primarily MUZAK) in certain markets in the southeast. Revenue and costs associated with the distribution of the programmed music are included in gross broadcast revenue and direct programmed music and entertainment, respectively, in the 1997 consolidated statement of operations from the date of the Osborn Acquisition in February 1997.

7. STOCKHOLDER'S EQUITY

     On February 20, 1997, the Company issued 31,634,527 shares of Class A Common Stock, par value $0.1 per share ("Class A Common Stock"), of the Company and 18,181,818 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"), of the Company to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") at a purchase price of $1.10 per share. The proceeds were used in part to fund the Osborn Acquisition and to retire existing indebtedness of Capstar Radio and Osborn. In addition, on February 20, 1997, the Company exchanged 1,636,361 shares of Class A Common Stock having a deemed value of $1.8 million for shares of common stock of Osborn as part of the purchase price of the Osborn Acquisition and contributed its interest in Osborn to Capstar Radio. Additionally, the Company issued 1,327,272 shares of Class A Common Stock to related parties in exchange for cash and receivables totaling $1.4 million.

     The Company issued 2,727,272 and 909,091 shares of Class A Common Stock at a purchase price of $1.10 per share in April and June 1997, respectively. The proceeds of the sales of common stock of the Company are to be used in future acquisitions and for general corporate purposes.

     On June 17, 1997, the Company issued (the "Preferred Stock Offering") 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock"). Dividends on the Senior Exchangeable Preferred Stock accumulate from the date of issuance and are payable semi-annually, commencing January 1, 1998, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to July 1, 2002 either in cash or in additional shares of the Senior Exchangeable Preferred Stock. The liquidation preference of the Senior Exchangeable Preferred Stock is $100.00 per share. The Senior Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after July 1, 2002, at the redemption prices set forth in the Certificate of Designation governing the Senior Exchangeable Preferred Stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption. In addition, subject to certain exceptions, prior to July 1, 2001, the Company may, at its option, redeem the Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity or Major Asset Sales (both as defined in the Certificate of Designation governing the Senior Exchangeable Preferred Stock), at the redemption prices set forth in the Certificate of Designation, plus, without duplication, accumulated and unpaid dividends to the redemption date. As of June 30, 1997, the proceeds from the issuance of the 1997 Notes were held in escrow to finance the GulfStar Merger, which was consummated after June 30, 1997 and utilized all of the proceeds from the Preferred Stock Offering.

     The Company has offered to exchange another series of senior exchangeable preferred stock for the outstanding shares of Senior Exchangeable Preferred Stock. The terms of the new senior exchangeable preferred stock are identical in all material respects to the Senior Exchangeable Preferred Stock, except that the new senior exchangeable preferred stock has been registered under the Securities Act and, therefore, does not bear legends restricting its transfer. The exchange offer period expires on September 11, 1997.

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. EXTRAORDINARY ITEM

     On February 20, 1997, in connection with the financing of the Osborn Acquisition, the Company repaid its outstanding loan balance (including principal and interest) under the senior credit facility (the "AT&T Credit Facility") of Commodore with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $598,000 as a result of a prepayment penalty.

9. CREDIT FACILITIES

     On February 20, 1997, the Company and Capstar Radio, as borrower, entered into a credit facility (the "Existing Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consisted of a $50.0 million revolving loan facility. On August 12, 1997, the Company amended and restated the Existing Credit Facility (the "New Credit Facility"). The New Credit Facility consists of a $200.0 million revolving loan facility, and an additional $150 million of multiple advancing term loans subject to future commitment availability from the banks party to the New Credit Facility. $75.0 million of the revolving loan facility is available to Capstar Radio for the issuance of letters of credit. Indebtedness under the New Credit Facility is collateralized by the grant of a first priority perfected pledge of Capstar Radio's assets, including, without limitation, the capital stock of its subsidiaries. The Company, Capstar Broadcasting and all of the direct and indirect subsidiaries of the Company (other than Capstar Radio) have guaranteed the New Credit Facility, which guarantees have been collateralized by grants of a first priority perfected pledge of substantially all of their assets, including Capstar Broadcasting's pledge of capital stock of the Company and the Company's pledge of the capital stock of Capstar Radio. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by Capstar Radio. All loans outstanding under the New Credit Facility will mature in 2004. As of August 14, 1997, a principal balance of $15.6 million (excluding $16.1 million of outstanding letters of credit) was outstanding under the New Credit Facility and approximately $168.3 million would have been available for borrowing thereunder.

10. NOTE RECEIVABLE

     In March 1997, the Company entered into a $13.5 million credit agreement with Emerald City. In accordance with the credit agreement, the Company loaned Emerald City $13.5 million (the "Loan") which is to be repaid in two installments. The first installment is to be a payment of principal of the Loan equal to the purchase price under the asset purchase agreement for radio station WNOK-FM, together with any accrued and unpaid interest thereon, with the second installment to consist of the remaining principal balance of the Loan, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date (as defined in the credit agreement).

11. SENIOR DISCOUNT NOTES

     In connection with the Osborn Acquisition, the Company issued $277.0 million in aggregate principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009 (the "Capstar Notes"). The Capstar Notes were issued at a substantial discount from their aggregate principal amount at maturity under an Indenture dated as of February 20, 1997 (the "Indenture"), between the Company and U.S. Trust Company of Texas, N.A., as trustee, generating gross proceeds to the Company of approximately $150.3 million. The Capstar Notes are general unsecured senior obligations of the Company, which will mature on February 1, 2009. No interest will accrue on the Capstar Notes prior to February 1, 2002. Thereafter, interest on the Capstar Notes will accrue at an annual rate of 12 3/4% and will be payable semi-annually in cash on February 1 and August 1 each year, commencing on August 1, 2002 to holders of record on the immediately preceding January 15 and July 15. The Capstar Notes are redeemable at the option of the Company, in whole or in part, at any time and

                      CAPSTAR BROADCASTING PARTNERS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from time to time on or after February 1, 2002 at the redemption prices set forth in the Indenture, plus, without duplication, accrued and unpaid interest to the redemption date. In addition, prior to February 1, 2001, the Company, at its option, may use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) or Major Asset Sales (as defined in the Indenture) to redeem up to 25% of the aggregate principal amount at maturity of the Capstar Notes at a redemption price of 112.75%; provided, however, that after any such redemption, there is outstanding at least 75% of the original aggregate principal amount at maturity of the Capstar Notes.

     The Company has offered to exchange new notes for the outstanding Capstar Notes. The terms of the new notes are identical in all material respects to the Capstar Notes, except that the new notes have been registered under the Securities Act and, therefore, do not bear legends restricting their transfer. The exchange offer period expires on September 11, 1997.

12. 1997 NOTES

     On June 17, 1997, Capstar Radio issued (the "Capstar Radio Notes Offering") $200.0 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). The 1997 Notes, which mature on July 1, 2007, are general unsecured obligations of Capstar Radio and rank pari passu in right of payment to Capstar Radio's 13 1/4% Senior Subordinated Notes due 2003 (the "1995 Notes"). Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998. The 1997 Notes are redeemable at the option of Capstar Radio, in whole or in part, on or after July 1, 2002, at the redemption prices set forth in the indenture governing the 1997 Notes, plus accrued and unpaid interest to the date of redemption. In addition, prior to July 1, 2001, Capstar Radio may, at its option, redeem up to 25% of the aggregate principal amount of the 1997 Notes originally issued with the net cash proceeds of one or more Public Equity Offerings or Major Asset Sales (both as defined in the indenture governing the 1997 Notes), at the redemption prices set forth in the indenture; provided, however, that after any such redemption there is outstanding at least 75% of the aggregate principal amount of the 1997 Notes originally issued. As of June 30, 1997, the proceeds from the issuance of the 1997 Notes were held in escrow to finance future acquisitions. All of the proceeds held in escrow as of June 30, 1997 were used to finance acquisitions by the Company after June 30, 1997.

     Capstar Radio has offered to exchange new notes for the outstanding 1997 Notes. The terms of the new notes are identical in all material respects to the 1997 Notes, except that the new notes have been registered under the Securities Act and, therefore, do not bear legends restricting their transfer. The exchange offer period expires on September 11, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

     As of June 30, 1997, the Company and its predecessor, Commodore, owned and operated or provided services to 70 radio stations in 18 mid-sized markets.

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

     In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market. The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was approximately $24.5 million.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated summary data of the Company for the three months ended June 30, 1997 and 1996:

                                                                           PREDECESSOR
                                                                           -----------
                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                            --------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1997           1996
                                                            -----------    -----------
OPERATING DATA:
  Net revenue.............................................  $27,755,104    $10,910,301
  Station operating expenses..............................   18,095,983      6,888,590
  Depreciation and amortization...........................    4,242,607        665,503
  Corporate expenses......................................    2,210,719        634,804
  Operating income........................................    3,205,795      2,721,404
  Interest expense........................................    9,401,725      2,699,830
          Net loss........................................  $(5,791,940)   $  (595,866)
OTHER DATA:
  Broadcast cash flow(1)..................................  $ 9,659,121    $ 4,021,711
  Broadcast cash flow margin..............................         34.8%          36.9%
  EBITDA(2)...............................................  $ 7,448,402    $ 3,386,907

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses.

(2) EBITDA consists of operating income before depreciation and amortization.

     Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance.

FORWARD LOOKING INFORMATION

     This report contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation the ability of the Company to (i) repay indebtedness, (ii) finance the Pending Acquisitions, (iii) pursue acquisition opportunities, (iv) integrate successfully the operations of acquired radio stations and radio groups, (v) hire additional personnel, (vi) enhance its management systems to respond to changes in its ability, (vii) compete effectively, and (viii) comply with the extensive regulation of the radio broadcasting industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Revenue. Net revenue increased $16.8 million or 154.4% to $27.8 million for the three months ended June 30, 1997 from $10.9 million for the three months ended June 30, 1996. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period February 21, 1997 through June 30, 1997 comprised $11.1 million of the increase. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements ("LMAs") and joint sales agreements ("JSAs") provided $2.1 million of the increase. For stations owned or operated for a comparable period in

1997 and 1996, net revenue increased approximately $932,000 or 8.8% to $11.6 million for the three months ended June 30, 1997 from $10.6 million for the same period in 1996.

     Station Operating Expenses. Station operating expenses increased $11.2 million or 162.7% to $18.1 million for the three months ended June 30, 1997 from $6.9 million for the three months ended June 30, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $8.0 million, and (ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $1.6 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, station operating expenses declined approximately $305,000 or 4.6% to $6.3 million in 1997 from $6.6 million in 1996 as a result of efficiencies realized from market consolidation.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $5.6 million or 140.2% to $9.7 million for the three months ended June 30, 1997 from $4.0 million for the three months ended June 30, 1996. The broadcast cash flow margin was 34.8% for the three months ended June 30, 1997 compared to 36.9% for the three months ended June 30, 1996. The broadcast cash flow provided from the Osborn Acquisition accounted for approximately $3.1 million of the increase; the broadcast cash flow margin from these operations was 29.7%. The inclusion of broadcast cash flows from the remaining acquisitions and LMAs accounts for approximately $463,000 of the increase. Excluding the effects of the acquisitions and LMAs, broadcast cash flow increased approximately $1.2 million, or 30.9%, to $5.2 million for the three months ended June 30, 1997 from $4.0 million for the three months ended June 30, 1996, and the broadcast cash flow margin on a same station basis increased to 45.3% from 37.6%.

     Corporate Expenses. Corporate expenses increased approximately $1.6 million or 248.2% to approximately $2.2 million for the three months ended June 30, 1997 from approximately $635,000 for the three months ended June 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October, 1996 and the additional corporate expense associated with the Osborn operations.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $4.1 million or 119.9% to $7.4 million for the three months ended June 30, 1997 from $3.4 million for the three months ended June 30, 1996. The EBITDA margin for the three months ended June 30, 1997 was 26.8% compared to 31.0% for the three months ended June 30, 1996.

     Other Operating Expenses. Depreciation and amortization increased $3.6 million to $4.2 million for the three months ended June 30, 1997 from approximately $666,000 for the three months ended June 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the three months ended June 30, 1997 reflected an operating income of $3.2 million or 17.8% compared to $2.7 million for the three months ended June 30, 1996.

     Interest Expense. Interest expense increased approximately $6.7 million or 248.2% to $9.4 million for the three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996. The increase is attributable to approximately $5.7 million of interest expense related to the Company's existing indebtedness, and approximately $1.0 million of interest expense related to the LMA of Community Pacific.

     Net Loss. As a result of the factors described above, net loss increased approximately $5.2 million to $5.8 million for the three months ended June 30, 1997 from $596,000 for the three months ended June 30, 1996.

     The following table sets forth certain consolidated summary data of the Company for the six months ended June 30, 1997 and 1996:

                                                                           PREDECESSOR
                                                                           -----------
                                                                   FOR THE SIX
                                                                  MONTHS ENDED
                                                           ---------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1997           1996
                                                           ------------    -----------
OPERATING DATA:
  Net revenue............................................  $ 41,862,464    $18,325,982
  Station operating expenses.............................    28,452,197     12,263,823
  Depreciation and amortization..........................     6,631,857      1,145,713
  Corporate expenses.....................................     3,680,956      1,127,488
  Operating income.......................................     3,097,454      3,788,958
  Interest expense.......................................    16,193,397      5,151,468
          Net loss.......................................  $(13,263,119)   $(2,032,292)
OTHER DATA:
  Broadcast cash flow(1).................................  $ 13,410,267    $ 6,062,159
  Broadcast cash flow margin.............................          32.0%          33.1%
  EBITDA(2)..............................................  $  9,729,311    $ 4,934,671

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses.

(2) EBITDA consists of operating income before depreciation and amortization.

     Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance.

  Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Revenue. Net revenue increased $23.6 million or 128.4% to $41.9 million for the six months ended June 30, 1997 from $18.3 million for the six months ended June 30, 1996. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period February 21, 1997 through June 30, 1997 comprised $14.8 million of the increase. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs provided $8.0 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, net revenue increased approximately $779,000 or 4.7% to $17.3 million for the six months ended June 30, 1997 from $16.6 million for the same period in 1996.

     Station Operating Expenses. Station operating expenses increased $16.2 million or 132.0% to $28.5 million for the six months ended June 30, 1997 from $12.3 million for the six months ended June 30, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $10.9 million, and (ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $5.1 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, station operating expenses declined approximately $207,000 or 1.9% to $10.4 million in 1997 from $10.6 million in 1996 as a result of efficiencies realized from market consolidation.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $7.3 million or 121.2% to $13.4 million for the six months ended June 30, 1997 from $6.1 million for the six months ended June 30, 1996. The broadcast cash flow margin was 32.0% for the six months ended June 30, 1997 compared to 33.1% for the six months ended June 30, 1996. The broadcast cash flow provided from the Osborn Acquisition accounted for approximately $4.0 million of the increase; the broadcast cash flow margin from these operations was 26.9%. The inclusion of broadcast cash flows from the remaining acquisitions and LMAs accounts for approximately $2.3 million of the increase. Excluding the effects of the acquisitions and LMAs, broadcast cash flow increased approximately $986,000, or 16.7% to $6.9 million for the six months ended June 30, 1997 from $5.9 million for the six months ended June 30, 1996 and the broadcast cash flow margin on a same station basis increased to 39.8% from 35.7%.

     Corporate Expenses. Corporate expenses increased approximately $2.6 million or 226.5% to approximately $3.7 million for the six months ended June 30, 1997 from approximately $1.1 million for the six months ended June 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October, 1996 and the additional corporate expense associated with the Osborn operations.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $4.8 million or 97.2% to $9.7 million for the six months ended June 30, 1997 from $4.9 million for the six months ended June 30, 1996. The EBITDA margin for the six months ended June 30, 1997 was 23.2% compared to 26.9% for the six months ended June 30, 1996.

     Other Operating Expenses. Depreciation and amortization increased $5.5 million to $6.6 million for the six months ended June 30, 1997 from approximately $1.1 million for the six months ended June 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the six months ended June 30, 1997 reflected an operating income of $3.1 million compared to $3.8 million for the six months ended June 30, 1996.

     Interest Expense. Interest expense increased approximately $11.0 million or 214.4% to $16.2 million for the six months ended June 30, 1997 from $5.2 million for the six months ended June 30, 1996. The increase is attributable to approximately $8.0 million of interest expense related to the Company's existing indebtedness, approximately $1.0 million of interest expense related to the LMA of Community Pacific, and approximately $1.0 million related to the write-off of deferred financing costs.

     Net Loss. As a result of the factors described above, net loss increased approximately $11.2 million to $13.3 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuit of the Company's acquisition strategy has required a significant portion of the Company's capital resources. In October 1996, the Company funded the $213.6 million purchase price (including assumed debt of $93.7 million) for its first acquisition, the acquisition of Capstar Radio (the "Commodore Acquisition"), from the proceeds of the sale of $94.0 million of common stock to affiliates of Hicks Muse, R. Steven Hicks and certain other investors and with $54.8 million of borrowings under the Company's former term loan facility with Bankers Trust Company, which was repaid and terminated on February 20, 1997. In February 1997, the Company funded the $143.7 million purchase price (including transaction costs) for the Osborn Acquisition and the retirement of existing indebtedness of Capstar Radio and Osborn in connection therewith from (i) $150.3 million of the net proceeds of the issuance of the Capstar Notes, (ii) a $54.8 million investment in common stock of the Company by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III") and its affiliates in connection with the Osborn Acquisition (iii) a contribution of shares of common stock of Osborn to the Company by Frank D. Osborn in exchange for shares of common stock of the Company having a deemed value of $1.8 million, and (iv) a $600,000 investment in common stock of the Company by certain members of management. In April and May 1997, the Company funded the purchase price (including transaction costs) of the Osborn Add-on Acquisitions and the Space Coast Acquisitions through borrowings under the Existing Credit Facility in the aggregate principal amount of $35.9 million. In July and August 1997, the Company funded (A) the GulfStar Merger with $119.5 million in cash from the proceeds of HM Fund III's investment of approximately $75.0 million in Capstar Broadcasting in connection with the GulfStar Transaction, a portion of which was contributed through the Company to Capstar Radio (the "Hicks Muse GulfStar Equity Investment"), the Preferred Stock Offering and Capstar BT Partners,

L.P.'s investment of approximately $11.1 million in Capstar Broadcasting in connection with the Hicks Muse GulfStar Equity Investment, which was contributed through the Company to Capstar Radio (the "Capstar BT Equity Investment"), and the issuance of common stock of Capstar Broadcasting having a deemed value of approximately $113.0 million, (C) the Community Pacific Acquisition with $35.0 million in cash from the proceeds of the Capstar Radio Notes Offering, (D) the Cavalier Acquisition with $8.3 million in cash from the proceeds of the Capstar Radio Notes Offering (E) the GulfStar -- McForhun Acquisition with $7.1 million in cash from the proceeds of the Hicks Muse GulfStar Equity Investment and the Capstar BT Equity Investment, (F) the GulfStar -- Livingston Acquisition with $250,000 in cash from the proceeds of the Hicks Muse GulfStar Equity Investment and the Capstar BT Equity Investment, (G) the Benchmark Acquisition with $174.1 million in cash from the proceeds from the Capstar Radio Notes Offering, the Hicks Muse GulfStar Equity Investment, the Capstar BT Equity Investment and borrowings under the Existing Credit Facility, and the issuance of Class A common stock of Capstar Broadcasting having a deemed value of approximately $2.1 million.

     As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, the Company will use a large percentage of its cash to make payments under the New Credit Facility, the Capstar Notes, the 1995 Notes and the 1997 Notes.

     In October 1996, the Company assumed the 1995 Notes in connection with the Commodore Acquisition. The 1995 Notes are limited in aggregate principal amount to $76.8 million and bear interest at a rate of 13 1/4% per annum, of which only 7 1/2% is payable in cash up to May 1, 1998. Beginning on May 1, 1998, the 1995 Notes will bear cash interest at a rate of 13 1/4% per annum until maturity. The 1995 Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998, and $5.2 million from November 1, 1998, until maturity. On February 20, 1997, the Company issued the Capstar Notes at a substantial discount to their aggregate principal amount at maturity of $277.0 million. The Capstar Notes generated gross proceeds of approximately $150.3 million and pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. Thereafter, interest will be payable semi-annually, in cash, on February 1 and August 1 of each year. On June 17, 1997, Capstar Radio issued the 1997 Notes. Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998, at a rate of 9 1/4% per annum. The 1997 Notes mature on July 1, 2007. The Company entered into the New Credit Facility in August 1997, which provides for, among other things, borrowings of up to $200.0 million under a revolving credit facility. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by Capstar Radio. As of August 14, 1997, a principal balance of $15.6 million (excluding $16.1 million of outstanding letters of credit) was outstanding under the New Credit Facility and approximately $168.3 million would have been available for borrowing thereunder.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and to consummate the Pending Acquisitions and, as appropriate opportunities arise, to acquire additional radio stations. The Company intends to fund the $402.5 million aggregate purchase price for the Pending Acquisitions with borrowings under the New Credit Facility and a combination of indebtedness of Capstar Broadcasting, Capstar Radio and/or the Company and/or capital stock of Capstar Broadcasting or its subsidiaries. The Company anticipates that it will fund the pending acquisitions with indebtedness, rather than capital stock, to the fullest extent then permitted under the debt incurrence covenants contained in the indentures governing the Capstar Notes, the 1995 Notes, the 1997 Notes and the Company's 12% Subordinated Exchange Debentures due 2009, the Certificate of Designation governing the Senior Exchangeable Preferred Stock and the New Credit Facility. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of the pending acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

     Management believes that the proceeds from the commitment by HM Fund III and its affiliates to invest an additional $50.0 million in equity of Capstar Broadcasting (for which Capstar Broadcasting has committed to issue capital stock in exchange therefor) and cash from operating activities, together with available revolving credit borrowings under the New Credit Facility, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing its existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing for on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets. The Company has no current arrangements to dispose of any of its stations other than (i) the disposition of station KASH-AM in Anchorage, Alaska before consummation of the COMCO Acquisition and (ii) the exchange of stations WESC-FM, WFNQ-FM and WESC-AM in Greenville, South Carolina (which were acquired in the Benchmark Acquisition) for stations KKRD-FM, KRZZ-FM, and KNSS-AM in Wichita, Kansas, and WGNE-FM in Daytona Beach, Florida (which are owned by SFX).

     Net cash provided by operating activities was $2.0 million and $253,000 for the six-month periods ended June 30, 1997 and 1996, respectively. Changes in the Company's net cash provided by operating activities are primarily the result of the Company's completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $157.2 million and $34.1 million for the six-month periods ended June 30, 1997 and 1996, respectively. Net cash provided by financing activities was $165.2 million and $27.6 million for the six-month periods ended June 30, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions and dispositions and includes the effects of the Commodore Acquisition in 1996.

EXTRAORDINARY ITEM

     In connection with the Osborn Acquisition, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in a prepayment penalty in the amount of $598,000, which was reported as an extraordinary item. In July 1997 and in connection with the GulfStar Merger, the Company recorded a loss on repurchase of GulfStar's preferred stock of approximately $5.4 million and an extraordinary loss on early extinguishment of certain of GulfStar's debt of approximately $2.3 million. In connection with the Benchmark Acquisition, Capstar Broadcasting issued $750,000 of its capital stock to an affiliate of Hicks Muse in consideration for its agreement, upon the occurrence of certain events, to purchase the outstanding indebtedness incurred by such affiliate's subsidiary in connection with the Benchmark Acquisition. In August 1997, the Company recorded an extraordinary charge of approximately $750,000 in connection with the issuance of capital stock of Capstar Broadcasting for the benefit of Capstar Radio.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     The following information relates to all securities issued or sold by the Registrant during the quarter ended June 30, 1997, and not registered under the Securities Act of 1933 (the "Securities Act").

     Each of the transactions described below was conducted in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Furthermore, each of the certificates representing the Registrant's securities issued in connection with such transactions contains a restrictive legend, as appropriate, requiring each person acquiring such securities from the Registrant to furnish investment representations to the Registrant.

     On April 10, 1997, the Registrant sold 2,727,272 shares of Class A Common Stock to Capstar Boston Partners, L.L.C. for an aggregate purchase price of $3,000,000.

     On June 9, 1997, the Registrant sold 909,091 shares of Class A Common Stock to Mary K. Quass for an aggregate purchase price of $1,000,000.

     On June 17, 1997, the Registrant sold 1,000,000 shares of its Senior Exchangeable Preferred Stock to BT Securities Corporation and Credit Suisse First Boston Corporation (collectively, the "Initial Purchasers") in exchange for gross proceeds to the Registrant of $96.5 million. The Initial Purchasers subsequently resold the Senior Exchangeable Preferred Stock in reliance on Rule 144A of the rules and regulations promulgated under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to the written consent of a majority of the holders of Class A Common Stock and Class B Common Stock, dated as of April 24, 1997, an amendment to the Registrant's Certificate of Incorporation was approved, pursuant to which the right of certain holders of Class B Common Stock to convert such shares into Class A Common Stock or to transfer such shares was restricted, subject to certain exceptions.

     Pursuant to the written consent of a majority of the holders of Class A Common Stock and Class B Common Stock, dated June 16, 1997, an amendment to the Registrant's Certificate of Incorporation was approved, pursuant to which the number of authorized shares of Class A Common Stock was increased to 360,000,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1.2          -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant.(1)
          4.1            -- Registration Rights Agreement dated February 20, 1997 by and between the Registrant and BT Securities
                            Corporation.(2)
          4.2.1          -- Indenture (the "Notes Indenture"), dated February 20,
                            1997, between the Registrant and U.S. Trust Company of
                            Texas, N.A., governing the Registrant's outstanding
                            12 3/4% Senior Discount Notes due 2009.(2)
          4.2.2          -- Form of First Supplemental Indenture between the
                            Registrant and U.S. Trust Company of Texas, N.A.,
                            relating to the Notes Indenture(1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.3.1          -- Amendment No. 6 to Indenture, dated as of April 21, 1995, among Capstar Radio Broadcasting Partners, Inc. ("Capstar
                            Radio"), IBJ Schroder Bank & Trust Company, as Trustee,
                            and the guarantors named therein, governing Capstar
                            Radio's 13 1/4% Senior Subordinated Notes due 2003 (the
                            "1995 Capstar Radio Indenture").(2)
          4.3.2          -- Amendment No. 7 to 1995 Capstar Radio Indenture.(3)
          4.3.3          -- Amendment No. 8 to 1995 Capstar Radio Indenture.(1)
          4.3.4          -- Amendment No. 9 to 1995 Capstar Radio Indenture.(4)
          4.3.5          -- Amendment No. 10 to 1995 Capstar Radio Indenture.(5)
          4.4            -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A., governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(1)
          4.5            -- Indenture, dated June 17, 1997, between the Registrant
                            and U.S. Trust Company of Texas, N.A., governing the
                            Registrant's 12% Subordinated Exchange Debentures due
                            2009.(1)
          4.6            -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of 12% Senior Exchangeable Preferred Stock and
                            Qualifications, Limitations and Restrictions Thereof of
                            the Registrant, dated June 17, 1997.(1)
         10.1.1          -- First Amendment to the Agreement and Plan of Merger,
                            dated as of December 9, 1996, by and among Benchmark
                            Communications Radio Limited Partnership ("Benchmark"),
                            Benchmark Acquisition, Inc., Benchmark Radio Acquisition
                            Fund I Limited Partnership, Benchmark Radio Acquisition
                            Fund IV Limited Partnership, Benchmark Radio Acquisition
                            Fund VII Limited Partnership, Benchmark Radio Acquisition
                            Fund VIII Limited Partnership, Joseph L. Mathias IV,
                            Bruce R. Spector, the Registrant and BCR Holding, Inc.
                            ("Benchmark Merger Agreement"), dated July 1, 1997, by
                            and among Benchmark, Benchmark Acquisition, Inc., BCR
                            Holding, Inc. and Capstar Broadcasting Corporation
                            ("Capstar Broadcasting").(6)
         10.1.2          -- Second Amendment to the Benchmark Merger Agreement, dated
                            August 6, 1997, by and among Benchmark, Benchmark
                            Acquisition, Inc., BCR Holding, Inc. and Capstar
                            Broadcasting.(6)
         10.2.1          -- Amendment No. 1 to Asset Purchase Agreement, dated May
                            28, 1996, between Community Pacific Broadcasting Company
                            L.P. ("Community Pacific") and Pacific Star
                            Communications, Inc. ("Pacific Star").(7)
         10.2.2          -- Amendment No. 2 to Asset Purchase Agreement, dated July
                            14, 1997, between Community Pacific and Pacific Star.(7)
         10.3            -- Credit Agreement, dated February 20, 1997, among Capstar
                            Radio, as borrower, the Registrant, as guarantor, various
                            banks, and Bankers Trust Company, as administrative
                            agent.(8)
         10.4            -- Financial Advisory Agreement, dated as of October 16,
                            1996, between the Registrant and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(2)
         10.5            -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between the Registrant and HMCo.(2)
         10.6            -- Employment Agreement, dated February 14, 1997, between
                            the Registrant and R. Steven Hicks.(2)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.7            -- Intentionally omitted.
         10.8            -- Intentionally omitted.
         10.9            -- Intentionally omitted.
         10.10           -- Employment Agreement, dated January 27, 1997, between
                            Pacific Star and Claude C. Turner (also known as Dex
                            Allen).(2)
         10.11           -- Employment Agreement, dated February 20, 1997, between
                            Frank D. Osborn and Southern Star Communications, Inc.(9)
         10.12           -- Employment Agreement between Capstar Radio, Capstar
                            Broadcasting and David J. Benjamin, III.(4)
         10.13           -- Intentionally omitted.
         10.14           -- Intentionally omitted.
         10.15           -- Intentionally omitted.
         10.16           -- Intentionally omitted.
         10.17.1         -- Stock Pledge, Security Agreement and Power of Attorney,
                            dated February 20, 1997, executed by Claude C. Turner in
                            favor of the Registrant.(2)
         10.17.2         -- 9% Promissory Note, dated February 20, 1997, executed by
                            Claude C. Turner in favor of the Registrant in the
                            principal sum of $200,000.(2)
         10.18           -- Stock Purchase Agreement, dated June 5, 1997, by and
                            among Capstar Acquisition Company, Inc., Quass
                            Broadcasting Company and the selling stockholders named
                            therein.(1)
         10.19.1         -- Asset Purchase Agreement, dated April 24, 1997, between
                            Ameron Broadcasting, Inc. and Capstar Acquisition
                            Company, Inc., a wholly-owned subsidiary of Capstar
                            Radio(3).
         10.19.2         -- Letter Agreement, dated April 25, 1997, between Ameron
                            Broadcasting, Inc. and Capstar Acquisition Company,
                            Inc.(3).
         10.19.3         -- Letter Agreement, dated May 9, 1997, between Ameron
                            Broadcasting, Inc. and Capstar Acquisition Company,
                            Inc.(1).
         10.19.4         -- Amendment to Asset Purchase Agreement, dated May 9, 1997, between Ameron Broadcasting, Inc. and Capstar Acquisition
                            Company, Inc.(1)
         10.20.1         -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., the Registrant,
                            Patterson Broadcasting, Inc. and the selling stockholders
                            named therein.(1)
         10.20.2         -- First Amendment to Stock Purchase Agreement, dated July
                            2, 1997, by and among Patterson Broadcasting, Inc.,
                            Capstar Acquisition Company, Inc. and Dyson-Kissner-Moran
                            Corporation, as representative of the selling
                            stockholders named therein.(4)
         10.21.1         -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Radio, Inc. and Capstar Acquisition Company,
                            Inc.(1)
         10.21.2         -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Broadcasting of New Hampshire, Inc. and Capstar
                            Acquisition Company, Inc.(1)
         10.21.3         -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Communications Corp. and Capstar Acquisition
                            Company, Inc.(1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.22           -- Exchange Agreement, dated May 23, 1997, between SFX
                            Broadcasting, Inc., SFX Broadcasting of Kansas, Inc.,
                            SFXKS Limited Partnership, SFX Broadcasting of Florida,
                            Inc., Southern Starr Limited Partnership, and Capstar
                            Acquisition Company, Inc.(1)
         10.23           -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(4)
         10.24           -- Employment Agreement among Capstar Radio, Capstar
                            Broadcasting and Joseph L. Mathias IV.(4)
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.

(1) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25263), dated April 16, 1997.

(3) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.

(4) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-25683), dated August 5, 1997.

(5) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 33-92732.

(6) Incorporated by reference to Capstar Radio's Current Report on Form 8-K dated August 6, 1997, File No. 33-92732.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 1997, File No. 333-25638.

(8) Incorporated by reference to Capstar Radio's Current Report on Form 8-K dated February 20, 1997, File No. 33-92732.

(9) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.

(B) REPORTS ON FORM 8-K

     During the quarter ended June 30, 1997, the following report on Form 8-K was filed:

     Current Report on Form 8-K dated May 1, 1997, relating to the Company's acquisition of Dixie Broadcasting, Inc. and Radio WBHP, Inc. Item 2 was reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPSTAR BROADCASTING PARTNERS, INC.

                                          By:       /s/ PAUL D. STONE
                                            ------------------------------------
                                          Name: Paul D. Stone
                                          Title: Executive Vice President and
                                          Chief
                                                Financial Officer (principal
                                          financial
                                                officer)

Date: August 14, 1997

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3.1.2           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant.(1)
         4.1             -- Registration Rights Agreement dated February 20, 1997 by and between the Registrant and BT Securities
                            Corporation.(2)
         4.2.1           -- Indenture (the "Notes Indenture"), dated February 20,
                            1997, between the Registrant and U.S. Trust Company of
                            Texas, N.A., governing the Registrant's outstanding
                            12 3/4% Senior Discount Notes due 2009.(2)
         4.2.2           -- Form of First Supplemental Indenture between the
                            Registrant and U.S. Trust Company of Texas, N.A.,
                            relating to the Notes Indenture(1)
         4.3.1           -- Amendment No. 6 to Indenture, dated as of April 21, 1995, among Capstar Radio Broadcasting Partners, Inc. ("Capstar
                            Radio"), IBJ Schroder Bank & Trust Company, as Trustee,
                            and the guarantors named therein, governing Capstar
                            Radio's 13 1/4% Senior Subordinated Notes due 2003 (the
                            "1995 Capstar Radio Indenture").(2)
         4.3.2           -- Amendment No. 7 to 1995 Capstar Radio Indenture.(3)
         4.3.3           -- Amendment No. 8 to 1995 Capstar Radio Indenture.(1)
         4.3.4           -- Amendment No. 9 to 1995 Capstar Radio Indenture.(4)
         4.3.5           -- Amendment No. 10 to 1995 Capstar Radio Indenture.(5)
         4.4             -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A., governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(1)
         4.5             -- Indenture, dated June 17, 1997, between the Registrant
                            and U.S. Trust Company of Texas, N.A., governing the
                            Registrant's 12% Subordinated Exchange Debentures due
                            2009.(1)
         4.6             -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of 12% Senior Exchangeable Preferred Stock and
                            Qualifications, Limitations and Restrictions Thereof of
                            the Registrant, dated June 17, 1997.(1)
        10.1.1           -- First Amendment to the Agreement and Plan of Merger,
                            dated as of December 9, 1996, by and among Benchmark
                            Communications Radio Limited Partnership ("Benchmark"),
                            Benchmark Acquisition, Inc., Benchmark Radio Acquisition
                            Fund I Limited Partnership, Benchmark Radio Acquisition
                            Fund IV Limited Partnership, Benchmark Radio Acquisition
                            Fund VII Limited Partnership, Benchmark Radio Acquisition
                            Fund VIII Limited Partnership, Joseph L. Mathias IV,
                            Bruce R. Spector, the Registrant and BCR Holding, Inc.
                            ("Benchmark Merger Agreement"), dated July 1, 1997, by
                            and among Benchmark, Benchmark Acquisition, Inc., BCR
                            Holding, Inc. and Capstar Broadcasting Corporation
                            ("Capstar Broadcasting").(6)
        10.1.2           -- Second Amendment to the Benchmark Merger Agreement, dated
                            August 6, 1997, by and among Benchmark, Benchmark
                            Acquisition, Inc., BCR Holding, Inc. and Capstar
                            Broadcasting.(6)
        10.2.1           -- Amendment No. 1 to Asset Purchase Agreement, dated May
                            28, 1996, between Community Pacific Broadcasting Company
                            L.P. ("Community Pacific") and Pacific Star
                            Communications, Inc. ("Pacific Star").(7)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.2.2           -- Amendment No. 2 to Asset Purchase Agreement, dated July
                            14, 1997, between Community Pacific and Pacific Star.(7)
        10.3             -- Credit Agreement, dated February 20, 1997, among Capstar
                            Radio, as borrower, the Registrant, as guarantor, various
                            banks, and Bankers Trust Company, as administrative
                            agent.(8)
        10.4             -- Financial Advisory Agreement, dated as of October 16,
                            1996, between the Registrant and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(2)
        10.5             -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between the Registrant and HMCo.(2)
        10.6             -- Employment Agreement, dated February 14, 1997, between
                            the Registrant and R. Steven Hicks.(2)
        10.7             -- Intentionally omitted.
        10.8             -- Intentionally omitted.
        10.9             -- Intentionally omitted.
        10.10            -- Employment Agreement, dated January 27, 1997, between
                            Pacific Star and Claude C. Turner (also known as Dex
                            Allen).(2)
        10.11            -- Employment Agreement, dated February 20, 1997, between
                            Frank D. Osborn and Southern Star Communications, Inc.(9)
        10.12            -- Employment Agreement between Capstar Radio, Capstar
                            Broadcasting and David J. Benjamin, III.(4)
        10.13            -- Intentionally omitted.
        10.14            -- Intentionally omitted.
        10.15            -- Intentionally omitted.
        10.16            -- Intentionally omitted.
        10.17.1          -- Stock Pledge, Security Agreement and Power of Attorney,
                            dated February 20, 1997, executed by Claude C. Turner in
                            favor of the Registrant.(2)
        10.17.2          -- 9% Promissory Note, dated February 20, 1997, executed by
                            Claude C. Turner in favor of the Registrant in the
                            principal sum of $200,000.(2)
        10.18            -- Stock Purchase Agreement, dated June 5, 1997, by and
                            among Capstar Acquisition Company, Inc., Quass
                            Broadcasting Company and the selling stockholders named
                            therein.(1)
        10.19.1          -- Asset Purchase Agreement, dated April 24, 1997, between
                            Ameron Broadcasting, Inc. and Capstar Acquisition
                            Company, Inc., a wholly-owned subsidiary of Capstar
                            Radio(3).
        10.19.2          -- Letter Agreement, dated April 25, 1997, between Ameron
                            Broadcasting, Inc. and Capstar Acquisition Company,
                            Inc.(3).
        10.19.3          -- Letter Agreement, dated May 9, 1997, between Ameron
                            Broadcasting, Inc. and Capstar Acquisition Company,
                            Inc.(1).
        10.19.4          -- Amendment to Asset Purchase Agreement, dated May 9, 1997, between Ameron Broadcasting, Inc. and Capstar Acquisition
                            Company, Inc.(1)
        10.20.1          -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., the Registrant,
                            Patterson Broadcasting, Inc. and the selling stockholders
                            named therein.(1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.20.2          -- First Amendment to Stock Purchase Agreement, dated July
                            2, 1997, by and among Patterson Broadcasting, Inc.,
                            Capstar Acquisition Company, Inc. and Dyson-Kissner-Moran
                            Corporation, as representative of the selling
                            stockholders named therein.(4)
        10.21.1          -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Radio, Inc. and Capstar Acquisition Company,
                            Inc.(1)
        10.21.2          -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Broadcasting of New Hampshire, Inc. and Capstar
                            Acquisition Company, Inc.(1)
        10.21.3          -- Asset Purchase Agreement, dated June 18, 1997, between
                            Knight Communications Corp. and Capstar Acquisition
                            Company, Inc.(1)
        10.22            -- Exchange Agreement, dated May 23, 1997, between SFX
                            Broadcasting, Inc., SFX Broadcasting of Kansas, Inc.,
                            SFXKS Limited Partnership, SFX Broadcasting of Florida,
                            Inc., Southern Starr Limited Partnership, and Capstar
                            Acquisition Company, Inc.(1)
        10.23            -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(4)
        10.24            -- Employment Agreement among Capstar Radio, Capstar
                            Broadcasting and Joseph L. Mathias IV.(4)
        27.1             -- Financial Data Schedule.*

---------------

* Filed herewith.

(1) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25263), dated April 16, 1997.

(3) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.

(4) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-25683), dated August 5, 1997.

(5) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 33-92732.

(6) Incorporated by reference to Capstar Radio's Current Report on Form 8-K dated August 6, 1997, File No. 33-92732.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 1997, File No. 333-25638.

(8) Incorporated by reference to Capstar Radio's Current Report on Form 8-K dated February 20, 1997, File No. 33-92732.

(9) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.