Form 10-Q
period 1997-09-30
CAPSTAR BROADCASTING PARTNERS INC
filed 1997-11-14
CIK 1026516

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             600 CONGRESS AVENUE
                 SUITE 1400
                AUSTIN, TEXAS                                      78701
  (Address of principal executive offices)                      (Zip Code)

                                 (512) 404-6840
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     AT NOVEMBER 7, 1997, 279,632,180 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE, AND NO SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, OF CAPSTAR BROADCASTING PARTNERS, INC. (THE "REGISTRANT") WERE OUTSTANDING.

================================================================================

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
            PART I -- FINANCIAL INFORMATION
  Item 1.   Financial Statements:
            Consolidated Balance Sheets as of September 30, 1997
              (unaudited) and December 31, 1996.........................     2
            Consolidated Statements of Operations for the three months
              ended September 30, 1997 and 1996 (unaudited).............     3
            Consolidated Statements of Operations for the nine months
              ended September 30, 1997 and 1996 (unaudited).............     4
            Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1997 and 1996 (unaudited)......     5
            Consolidated Statement of Stockholder's Equity for the nine
              months ended September 30, 1997 (unaudited)...............     6
            Notes to Consolidated Financial Statements (unaudited)......     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    18
            PART II -- OTHER INFORMATION
  Item 2    Changes in Securities.......................................    27
  Item 6.   Exhibits and Reports on Form 8-K............................    27

ITEM 1. FINANCIAL STATEMENTS.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
                                                                               (RESTATED)*
Current assets:
  Cash and short term cash investments......................  $ 11,477,120     $  9,820,861
  Accounts receivable, net of allowance for doubtful
     accounts of $1,633,627 and $838,081 at September 30,
     1997 and December 31, 1996, respectively...............    50,120,710       17,249,395
  Note receivable...........................................     1,524,995               --
  Refundable income taxes...................................            --        1,111,940
  Prepaid expenses and other current assets.................     3,298,426          600,206
                                                              ------------     ------------
          Total current assets..............................    66,421,251       28,782,402
                                                              ------------     ------------
Property and equipment, net.................................    96,678,150       29,325,524
FCC licenses, goodwill and other intangible assets, net.....   684,535,106      294,650,605
Deposits and other assets...................................     9,368,573        3,499,655
                                                              ------------     ------------
          Total assets......................................  $857,003,080     $356,258,186
                                                              ============     ============
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $  3,501,707     $  3,936,317
  Accounts payable and accrued expenses.....................    19,105,996        8,637,058
  Accrued interest..........................................     8,120,427        1,846,682
  Income taxes payable......................................     1,938,359               --
  Due to Parent.............................................    32,423,393          536,738
                                                              ------------     ------------
          Total current liabilities.........................    65,089,832       14,956,795
                                                              ------------     ------------
Long-term debt and capital lease obligations, net of current
  portion...................................................   462,842,130      187,233,972
Deferred income taxes.......................................    73,208,868       37,233,863
                                                              ------------     ------------
          Total liabilities.................................   601,140,880      239,424,141
                                                              ------------     ------------
Commitments and contingencies
Redeemable preferred stock, aggregate liquidation preference of $103,386,301 and $27,052,500 at September 30, 1997 and
  December 31, 1996, respectively...........................    95,070,957       23,097,788
                                                              ------------     ------------
Stockholder's equity:
  Class A Common Stock, $.01 par value, 360,000,000 shares
     authorized, 279,632,180 and 94,155,000 shares issued
     and outstanding at
     September 30, 1997 and December 31, 1996,
     respectively...........................................     2,796,322          941,550
  Class B Common Stock, convertible into Class A Common
     Stock, $.01 par value, 50,000,000 shares authorized,
     none issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively........................            --               --
  Additional paid-in capital................................   206,898,294      105,828,975
  Stock subscriptions receivable............................    (2,484,779)      (2,090,024)
  Accumulated deficit.......................................   (45,227,685)      (9,426,613)
  Unearned compensation.....................................            --       (1,518,120)
                                                              ------------     ------------
                                                               139,702,407       93,735,768
  Receivables from stockholders.............................    (1,190,909)              --
                                                              ------------     ------------
          Total stockholder's equity........................   160,791,243       93,735,768
                                                              ------------     ------------
          Total liabilities and stockholder's equity........  $857,003,080     $356,258,186
                                                              ============     ============

---------------

Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                PREDECESSOR
                                                                               -------------
                                                                FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)*
Gross broadcast revenue.....................................  $ 54,101,151      $21,938,614
Less: agency commissions....................................    (2,850,810)      (2,000,387)
  Net broadcast revenue.....................................    51,250,341       19,938,227
Operating expenses:
  Programming, technical and news...........................     8,411,833        4,032,623
  Sales and promotion.......................................    14,643,354        5,858,108
  General and administrative................................     7,676,934        3,657,910
  Direct programmed music and entertainment.................     3,880,232               --
Corporate expenses..........................................     4,274,920        1,687,055
Corporate expenses: non-cash stock option compensation......     4,127,420               --
Depreciation and amortization...............................     7,648,450        1,514,765
                                                              ------------      -----------
Operating income............................................       587,198        3,187,766
Other expense:
  Interest expense..........................................   (12,660,510)      (4,409,586)
  Other expenses net........................................    (7,606,421)        (998,924)
                                                              ------------      -----------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (19,679,733)      (2,220,744)
Benefit for income taxes....................................            --       (1,145,794)
                                                              ------------      -----------
Loss before extraordinary item..............................   (19,679,733)      (1,074,950)
Extraordinary item, loss on early extinguishment of debt....    (2,325,929)      (1,203,761)
                                                              ------------      -----------
Net loss....................................................   (22,005,662)      (2,278,711)
Dividends and accretion on preferred stocks.................            --         (555,251)
                                                              ------------      -----------
Net loss attributable to common stock.......................  $(22,005,662)     $(2,833,962)
                                                              ============      ===========

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                PREDECESSOR
                                                                               -------------
                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)*
Gross broadcast revenue.....................................  $125,949,358     $ 55,659,982
Less: agency commissions....................................    (9,542,946)      (4,974,086)
                                                              ------------     ------------
  Net broadcast revenue.....................................   116,406,412       50,685,896
Operating expenses:
  Programming, technical and news...........................    19,916,085       10,405,877
  Sales and promotion.......................................    32,157,976       14,921,703
  General and administrative................................    18,713,772        9,559,771
  Direct programmed music and entertainment.................     7,973,192               --
Corporate expenses..........................................     9,092,831        2,720,066
Corporate expenses: non-cash stock option compensation......     8,247,140               --
Depreciation and amortization...............................    16,526,286        3,890,126
                                                              ------------     ------------
Operating income............................................     3,779,130        9,188,353
Other income (expense):
  Interest expense..........................................   (32,500,695)     (12,032,544)
  Other expenses, net.......................................    (4,155,353)      (2,497,893)
                                                              ------------     ------------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (32,876,918)      (5,134,264)
Benefit for income taxes....................................            --          857,332
                                                              ------------     ------------
Loss before extraordinary item..............................   (32,876,918)      (4,276,932)
Extraordinary item, loss on early extinguishment of debt....    (2,924,154)      (1,203,761)
                                                              ------------     ------------
Net loss....................................................   (35,801,072)      (5,480,693)
Dividends and accretion on preferred stocks.................            --         (555,251)
                                                              ------------     ------------
Net loss attributable to common stock.......................  $(35,801,072)    $ (6,035,944)
                                                              ============     ============

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                PREDECESSOR
                                                                               --------------
                                                                 FOR THE NINE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997              1996
                                                              -------------    --------------
                                                                                (RESTATED)*
Net cash (used in)/provided by operating activities.........  $   1,772,308      $  1,783,721
Cash flows from investing activities:
  Purchase of property and equipment........................     (8,620,395)       (1,428,281)
  Proceeds on sale of assets................................     50,669,464                --
  Deferred acquisition and intangible costs.................     (2,590,437)       (3,860,238)
  Acquisitions of stations and companies, net of cash
     acquired...............................................   (426,262,581)      (44,961,462)
  Other investing activities, net...........................        (87,172)          (66,256)
                                                              -------------      ------------
          Net cash used in investing activities.............   (386,891,121)      (50,316,237)
                                                              -------------      ------------
Cash flows from financing activities:
  Repurchase of common stock................................       (175,000)               --
  Proceeds from issuance of common stock....................    115,790,737
  Net proceeds from issuance of common and preferred stocks,
     net....................................................     95,018,921        34,704,452
  Proceeds from issuance of debt............................    385,766,599        18,700,000
  Proceeds from borrowings under revolving debt facility....             --         5,547,309
  Payment of debt issuance costs............................    (16,009,993)         (781,170)
  Repayment of amounts borrowed.............................   (169,583,673)      (13,210,226)
  Principal repayments on capital lease obligations.........         (9,747)          (48,142)
  Payment of merger and aborted IPO costs...................     (6,864,925)       (1,007,297)
  Dividends paid............................................    (12,365,000)               --
                                                              -------------      ------------
          Net cash provided by financing activities.........    391,567,919        43,904,926
                                                              -------------      ------------
Net increase (decrease) in cash and short term cash
  investments...............................................      6,449,106        (4,627,590)
Cash and short term cash investments, beginning of period...      5,028,014        11,111,538
                                                              -------------      ------------
Cash and short term cash investments, end of period.........  $  11,477,120      $  6,483,948
                                                              =============      ============
Supplemental disclosure of cash flow information:
  Cash payments during the year for:
     Interest...............................................  $   6,808,510      $  3,655,775
                                                              =============      ============
     Taxes..................................................  $     191,243      $    112,049
                                                              =============      ============

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                               CLASS A      CLASS B     ADDITIONAL        STOCK                                     RECEIVABLES
                                COMMON      COMMON       PAID-IN      SUBSCRIPTIONS   ACCUMULATED      UNEARNED         FROM
                                STOCK        STOCK       CAPITAL       RECEIVABLE       DEFICIT      COMPENSATION   STOCKHOLDERS
                              ----------   ---------   ------------   -------------   ------------   ------------   ------------
Balance at January 1, 1997
  (Restated)*...............  $  941,550   $      --   $105,828,975    $(2,090,024)   $(9,426,613)   $(1,518,120)   $        --
Repurchase and cancellation
  of Class A Common
  Stock.....................      (1,750)         --       (173,250)            --             --             --             --
Issuance of Class A Common
  Stock.....................   1,674,704          --     99,507,157       (299,625)            --             --     (1,596,364)
Issuance of Class B Common
  Stock.....................          --     181,818     19,818,182             --             --             --             --
Issuance of Class A Common
  Stock in exchange for
  Class B Common Stock......     181,818    (181,818)            --                            --                            --
Payments received on
  receivables from
  stockholders..............          --          --             --                            --             --        405,455
Dividends to Parent.........          --          --    (12,365,000)                           --             --             --
Payments received or
  submitted stock...........          --          --             --         35,534             --             --             --
Accrued interest or
  subscriptions
  receivable................          --          --        130,664       (130,664)            --             --             --
Dividends and accretion on
  Preferred Stock...........          --          --     (5,131,035)            --             --             --             --
Compensation expense........          --          --      4,661,460             --             --      1,518,120             --
Redemption of Preferred
  Stock.....................          --          --     (5,378,859)            --             --             --             --
Net loss....................          --          --             --             --    (35,801,072)            --             --
                              ----------   ---------   ------------    -----------    ------------   -----------    -----------
Balance at September 30,
  1997......................  $2,796,322   $      --   $206,898,294    $(2,484,779)   $(45,227,685)  $        --    $(1,190,909)
                              ==========   =========   ============    ===========    ============   ===========    ===========

                                  TOTAL
                              STOCKHOLDER'S
                                 EQUITY
                              -------------
Balance at January 1, 1997
  (Restated)*...............  $ 93,735,768
Repurchase and cancellation
  of Class A Common
  Stock.....................      (175,000)
Issuance of Class A Common
  Stock.....................    99,285,872
Issuance of Class B Common
  Stock.....................    20,000,000
Issuance of Class A Common
  Stock in exchange for
  Class B Common Stock......            --
Payments received on
  receivables from
  stockholders..............       405,455
Dividends to Parent.........   (12,365,000)
Payments received or
  submitted stock...........        35,534
Accrued interest or
  subscriptions
  receivable................            --
Dividends and accretion on
  Preferred Stock...........    (5,131,035)
Compensation expense........     6,179,580
Redemption of Preferred
  Stock.....................    (5,378,859)
Net loss....................   (35,801,072)
                              ------------
Balance at September 30,
  1997......................  $160,791,243
                              ============

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interest.

         The accompanying notes are an integral part of the consolidated

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine months ended September 30, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or for any other interim period.

     The consolidated financial statements include the accounts of Capstar Broadcasting Partners, Inc. and its direct and indirect wholly-owned subsidiaries (the "Company"). The direct wholly-owned subsidiary of the Company is Capstar Radio Broadcasting Partners, Inc. (formerly named Commodore Media, Inc.) ("Capstar Radio"). Capstar Broadcasting Corporation ("Capstar Broadcasting") owns all of the outstanding common stock of the Company.

     In July 1997, the Company acquired GulfStar Communications, Inc. ("GulfStar"). GulfStar and the Company are under common control, and accordingly, this acquisition has been accounted for in a manner similar to a pooling of interests. All consolidated financial data and footnote information of the Company, including the Company's previously issued consolidated financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of GulfStar in accordance with generally accepted accounting principles.

     Certain amounts have been reclassified in the September 30, 1996 consolidated financial statements to conform to the current period classifications.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. The statement is effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its consolidated financial statements.

NOTE 3 -- CONSUMMATED ACQUISITIONS AND DISPOSITIONS (THROUGH SEPTEMBER 30, 1997)

     In January 1997, the Company acquired substantially all of the assets of Triple Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of South Plain Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of J.Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFG-FM, Bloomfield, New Mexico. The purchase price was approximately $3.0 million in cash and $2.0 million in the form of a note.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 18 stations (12 FM and 6 AM). The purchase price of the acquisition was $118.8 million payable in cash totaling $117 million and 1,636,361 shares of common stock (having a deemed value of $1.10 per share).

     In April 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The purchase price of the acquisition was approximately $1.0 million.

     In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. (the "City Acquisition"), the owner and operator of two radio stations (one FM and one AM), for approximately $3.0 million, EZY Com, Inc., (the "EZY Acquisition"), the owner and operator of two radio stations (one FM and one AM) for approximately $5.0 million and Roper Broadcasting, Inc. (the "Roper Acquisition"), the owner and operator of one FM station for approximately $4.0 million (the City Acquisition, EZY Acquisition and the Roper Acquisition are collectively referred to as the "Space Coast Acquisitions"). The radio stations acquired in the Space Coast Acquisitions serve the Melbourne-Titusville-Cocoa, Florida Market.

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was approximately $24.5 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The purchase price was approximately $3.3 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $4.0 million.

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") pursuant to which

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES each share of GulfStar's outstanding preferred and common stock was converted into the right to receive shares of common stock of Capstar Broadcasting having a deemed value of approximately $113.0 million, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as hereinafter defined), the Hicks Muse GulfStar Equity Investment (as hereinafter defined) and the Capstar BT Equity Investment (as hereinafter defined). Subsequently, Capstar Broadcasting contributed the surviving entity in the GulfStar Merger through the Company to Capstar Radio (collectively with the GulfStar Merger, the "GulfStar Transaction").

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The purchase price was approximately $35.0 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/Lynchburg, Virginia market. The purchase price was approximately $8.3 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The purchase price was approximately $7.4 million.

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 31 radio stations (21 AM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware, Salibury-Ocean City, Maryland, Montgomery, Alabama, Shreveport, Louisiana, Jackson, Mississippi, Statesville, North Carolina, Columbia, South Carolina, Greenville, South Carolina, Roanoke-Lynchburg, Virginia and Westchester, Virginia markets. The purchase price was approximately $189.7 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997, as discussed in Note 4.

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The purchase price was approximately $41.1 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The purchase price of the acquisition was approximately $10.0 million.

     In August 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The purchase price was approximately $2.7 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The purchase price was approximately $3.1 million.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The purchase price for Booneville was approximately $1.5 million.

     In September 1997, the Company sold substantially all of the assets of radio station WJBR-FM in Wilmington, Delaware. The sales price was approximately $40.0 million.

     For financial statement purposes, all of the acquisitions described above, except for the GulfStar Merger, were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as FCC licenses and goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements.

     Unaudited proforma results of the Company for the aforementioned acquisitions and dispositions which were completed during the nine months ended September 30, 1997, as if they were purchased or sold on January 1, 1996 are as follows:

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Net revenue.................................................    $154,409         $145,581
                                                                ========         ========
Loss before extraordinary item..............................    $(26,466)        $(39,868)
                                                                ========         ========
Net loss before dividend and accretion on preferred stock...    $(27,839)        $(43,398)
                                                                ========         ========

NOTE 4 -- PENDING ACQUISITIONS AND DISPOSITION (AS OF SEPTEMBER 30, 1997)

     In January 1997, the Company agreed to acquire substantially all of the assets of Commonwealth Broadcasting of Arizona, L.L.C. ("Commonwealth"). Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. The purchase price will equal approximately $5.3 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $262,500. The Company anticipates that the acquisition will be consummated in January 1998.

     In March 1997, the Company acquired an option to acquire substantially all of the assets of Noalmark Broadcasting Corporation used or held for use in the operation of two radio stations (one FM and one AM) in Longview, Texas. The purchase price will equal approximately $2.4 million, payable in cash, of which $1.0 million was paid in cash by the Company on the date of the agreement and the Company has agreed to make payments at the closing under two noncompete agreements in an aggregate amount equal to $800,000. In most circumstances, the option payment is not refundable. The Company may exercise its option, in its sole discretion, on or before March 2000. The Company and Noalmark entered into an LMA in connection with the two stations, pursuant to which the Company provides certain sales, programming and marketing services for the stations.

     In June 1997, the Company agreed to acquire substantially all of the assets of Quass Broadcasting Company ("Quass"). Quass owns and operates three radio stations (two FM and one AM). The purchase price will equal approximately $14.9 million payable in cash. The Company has secured its

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $750,000. Subsequent to September 30, 1997, Quass has entered into an LMA, with a third party, in connection with the AM station referred to above. The Company anticipates that the acquisition will be consummated in January 1998.

     In June 1997, the Company entered into an agreement to acquire all of the outstanding preferred stock, common stock and common stock equivalents of Patterson Broadcasting, Inc. ("Patterson"). The purchase price will equal approximately $215.0 million payable in cash. The Company secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $10 million. Patterson owns and operates 39 radio stations (25 FM and 14 AM) in the Savannah, Georgia; Allentown and Harrisburg, Pennsylvania; Fresno, California; Honolulu, Hawaii; Battle Creek and Grand Rapids, Michigan; Reno, Nevada; Springfield, Illinois; and Pensacola, Florida markets. FCC approval is pending and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not yet terminated. The U.S. Department of Justice has raised an issue with the Company regarding the number of radio stations that the Company will own in the Allentown-Bethlehem, Pennsylvania area upon completion of the acquisition. In order to resolve this matter, the Company has agreed with the U.S. Department of Justice to dispose of two radio stations to be acquired from Patterson in the Allentown-Bethlehem, Pennsylvania area. The Company has already signed an agreement with Clear Channel Communications, Inc. to dispose of these stations. The Company anticipates that the acquisition will be consummated in February 1998.

     In June 1997, the Company agreed to acquire substantially all of the assets of Grant Radio Group, L.L.C. ("Grant"). Grant owns and operates one FM radio station in Tuscaloosa, Alabama. The purchase price will equal approximately $3.2 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow cash in the amount of $160,000. The Company anticipates that the acquisition will be consummated in December 1997.

     In June 1997, the Company agreed to acquire substantially all of the assets of Knight Radio, Inc., Knight Communications Corporation and Knight Broadcasting of New Hampshire, Inc. (collectively, "Knight Quality"). Knight Quality owns and operates eight radio stations (five FM and three AM) in various markets including Portsmouth-Rochester and Manchester, New Hampshire, Burlington, Vermont and Worcester, Massachusetts. The purchase price will equal approximately $55 million payable in cash. The Company anticipates that the acquisition will be consummated in January 1998.

     In July 1997, the Company agreed to acquire substantially all the assets used or useful in the operation of radio station KEPG-FM in Victoria, Texas. The purchase price will equal approximately $32,500 payable in cash. There is pending litigation not involving the Company regarding the FCC license for this radio station which may affect the Company's ability to consummate the acquisition. The Company can not predict when this matter will be resolved.

     In August 1997, the Company agreed to acquire all of the assets of KOSO, Inc. used or held for use in the operation of radio station KOSO-FM, in Patterson, California. The purchase price will equal approximately $6.8 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $400,000. The Company expects the acquisition to be consummated in January 1998.

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of a radio station in Iowa City, Iowa. The purchase price will equal approximately $7.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $350,000. The Company expects the acquisition to be consummated in January 1998.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of a radio station KXMX-FM, in Cedar Rapids, Iowa. The purchase price will equal approximately $3.1 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $155,000. The Company expects the acquisition to be consummated in January 1998.

     In September 1997, the Company agreed to acquire all of the assets of East Penn Broadcasting Company, Inc., a Delaware corporation, used or held for use in the operation of an AM radio station in Allentown, Pennsylvania. The purchase price will equal approximately $2.1 million, with approximately $1.0 million payable in cash at closing and approximately $1.0 million in an unsecured promissory note payable to seller. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $155,000. The Company currently provides certain sales and marketing services to this station pursuant to a Joint Sales Agreement. The Company expects the acquisition to be consummated in January 1998.

     In September 1997, the Company agreed to acquire all of the assets of McCarthy Wireless, Inc., a California corporation, used or held for use in the operation of radio stations KNCQ-FM in Redding, California, KEWB-FM in Anderson, California and KEGR-FM in Red Bluff, California. The purchase price will equal approximately $6.5 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $325,000. The Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company acquired substantially all of the assets of Ameron Broadcasting, Inc., the owner and operator of three radio stations (two FM and one AM) in the Birmingham, Alabama market. The purchase price for the assets of Ameron was approximately $31.5 million in cash.

     In October 1997, the Company acquired substantially all of the assets of Griffith Broadcasting, Inc., the owner and operator of three FM radio stations in the Huntsville, Alabama market. The purchase price was approximately $5.4 million in cash.

     In October 1997, the Company acquired substantially all of the assets of American General Media of Texas, Inc., the owner and operator of one FM radio station in the Lubbock, Texas market. The purchase price was approximately $3.2 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KLAW Broadcasting, Inc., the owner and operator of two FM radio stations in Lawton, Oklahoma market. The purchase price was approximately $2.2 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KJEM-FM, the owner and operator of one FM radio station in the Fayetteville, Arkansas market. The purchase price was approximately $1.8 million in cash.

     In October 1997, the Company agreed to acquire all of the assets of Big Chief Broadcasting Co., an Arkansas corporation, used or held for use in the operation of radio stations KTCS-AM/FM in Ft. Smith, Arkansas. The purchase price will equal approximately $9.0 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $450,000. The closing is to be held after the consent of the FCC to assign the broadcast license, and the Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company agreed to acquire all of the assets of Class Act of Texas, Inc., a Texas corporation, used or held for use in the operation of radio stations KTBQ-FM and KSFA-AM in Lufkin, Texas. The purchase price will equal approximately $700,000 payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES amount of $50,000. FCC approval is pending. The Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company entered into an agreement to sell substantially all of the assets of four stations (two FM and two AM) in the Jackson, Mississippi market to Clear Channel Radio, Inc. for approximately $20.0 million.

     In October 1997, the Company agreed to acquire all of the assets of radio station WMHS (FM) in the Montgomery, Alabama market from Joan Reynolds d/b/a Bradley Broadcasting Associates. Currently, the Company is operating WMHS (FM) under a LMA. The purchase price for WMHS (FM) is approximately $2.0 million. The Company expects the acquisition to be consummated in January 1998.

     In November 1997, the Company agreed to acquire substantially all of the assets of KETQ Radio, Inc. used or held for use in the operation of two radio stations (one FM and one AM) in the Texarkana, Texas/Arkansas market. The purchase price will equal approximately $640,000. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $30,000. The Company and KETQ Radio, Inc. expect to file an application with the FCC for approval to transfer control of such radio stations to the Company in November 1997. The Company expects the acquisition to be consummated in the first quarter of 1998.

     In November 1997, the Company agreed to acquire substantially all of the assets of Americom II used or held for use in the operation of three radio stations (two FM and one AM) in the Fresno, California market. The purchase price will approximate $21.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $1.05 million. The Company and Americom II expect to file an application with the FCC for approval to transfer control of such radio stations to the Company in November 1997. The Company expects the acquisition to be consummated in the first quarter of 1998.

     In November 1997, the Company agreed to exchange substantially all of the assets used or useful in the Company's operation of three radio stations (two FM and one AM) in the Reno, Nevada market for substantially all of the assets used in Americom Las Vegas Limited Partnership's operation of a FM radio station in the Fresno, California market. The three stations to be exchanged by the Company will be acquired from Patterson Broadcasting, Inc. in February 1998. The Company has secured its obligation to consummate the exchange by placing into escrow a letter of credit in the amount of $300,000. The Company and Americom Las Vegas Limited Partnership expect to file an application with the FCC for approval to transfer control of the radio stations in November 1997. The Company expects the exchange to be consummated in the first quarter of 1998. The agreement with Americom II and the agreement with Americom Las Vegas Limited Partnership are conditioned upon the simultaneous consummation of the other agreement.

     In November 1997, the Company sold substantially all of the assets of radio station KASH-AM in Anchorage, Alaska to Chinook Concert Broadcasting, Inc. The selling price was approximately $135,000 in cash.

     In November 1997, the Company acquired substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO"), the owner and operator of six radio stations (four FM and two AM) in the Anchorage and Fairbanks, Alaska markets. The purchase price was approximately $6.7 million in cash.

     As part of the Company's ongoing acquisition strategy, the Company is continually evaluating certain other potential acquisition opportunities. As of November 13, 1997, the Company has entered into 11 separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such acquisitions will be consummated.

NOTE 5 -- LONG TERM DEBT

     On February 20, 1997, in connection with the acquisition of Osborn, the Company issued $277.0 million in aggregate principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009. The Capstar Notes were issued at a substantial discount from their aggregate principal amount at maturity under an Indenture dated as of February 20, 1997 (the "Indenture"), between the Company and U.S. Trust Company of Texas, N.A., as trustee, generating gross proceeds to the Company of approximately $150.3 million. On September 12, 1997, the Company exchanged its 12 3/4% Senior Discount Notes due 2009 (the "Capstar Notes"), which were registered under the Securities Act of 1933 (the "Securities Act"), for all of the outstanding 12 3/4% Senior Discount Notes due 2009 previously issued on February 20, 1997. The terms of the Capstar Notes are identical in all material respects to the discount notes issued on February 20, 1997, except that the Capstar Notes do not bear restrictive legends restricting the transfer thereof. The Capstar Notes are general unsecured senior obligations of the Company, which will mature on February 1, 2009. No interest will accrue on the Capstar Notes prior to February 1, 2002. Thereafter, interest on the Capstar Notes will accrue at an annual rate of 12 3/4% and will be payable semi-annually in cash on February 1 and August 1 each year, commencing on August 1, 2002 to holders of record on the immediately preceding January 15 and July 15. The Capstar Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time on or after February 1, 2002 at the redemption prices set forth in the Indenture, plus, without duplication, accrued and unpaid interest to the redemption date. In addition, prior to February 1, 2001, the Company, at its option, may use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) or Major Asset Sales (as defined in the Indenture) to redeem up to 25% of the aggregate principal amount at maturity of the Capstar Notes at a redemption price of 112.75%; provided, however, that after any such redemption, there is outstanding at least 75% of the original aggregate principal amount at maturity of the Capstar Notes.

     On June 17, 1997, Capstar Radio issued (the "Capstar Radio Notes Offering") $200.0 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007. The proceeds from the issuance of such subordinated notes were used to finance acquisitions by the Company during the quarter ended September 30, 1997. On September 16, 1997, the Company exchanged its 9 1/4% Senior Subordinated Notes due 2007 (the "1997 Notes"), which were registered under the Securities Act, for all of the outstanding 9 1/4% Senior Subordinated Notes due 2007 previously issued on June 17, 1997. The terms of the 1997 Notes are identical in all material respects to the subordinated notes issued on June 17, 1997, except that the 1997 Notes do not bear restrictive legends restricting the transfer thereof. The 1997 Notes, which mature on July 1, 2007, are general unsecured obligations of Capstar Radio and rank pari passu in right of payment to Capstar Radio's 13 1/4% Senior Subordinated Notes due 2003 (the "1995 Notes"). Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998. The 1997 Notes are redeemable at the option of Capstar Radio, in whole or in part, on or after July 1, 2002, at the redemption prices set forth in the indenture governing the 1997 Notes, plus accrued and unpaid interest to the date of redemption. In addition, prior to July 1, 2001, Capstar Radio may, at its option, redeem up to 25% of the aggregate principal amount of the 1997 Notes originally issued with the net cash proceeds of one or more Public Equity Offerings or Major Asset Sales (both as defined in the indenture governing the 1997 Notes), at the redemption prices set forth in the indenture; provided, however, that after any such redemption there is outstanding at least 75% of the aggregate principal amount of the 1997 Notes originally issued.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     On February 20, 1997, the Company and Capstar Radio, as borrower, entered into a credit facility (the "Former Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consisted of a $50.0 million revolving loan facility. On August 12, 1997, the Company amended and restated the Former Credit Facility (the "Credit Facility"). The Credit Facility consists of a $200.0 million revolving loan facility, and an additional $150 million of multiple advancing term loans subject to future commitment availability from the banks party to the Credit Facility. $75.0 million of the revolving loan facility is available to Capstar Radio for the issuance of letters of credit. Indebtedness under the Credit Facility is collateralized by the grant of a first priority perfected pledge of Capstar Radio's assets, including, without limitation, the capital stock of its subsidiaries. The Company, Capstar Broadcasting and all of the direct and indirect subsidiaries of the Company (other than Capstar Radio) have guaranteed the Credit Facility, which guarantees have been collateralized by grants of a first priority perfected pledge of substantially all of their assets, including Capstar Broadcasting's pledge of capital stock of the Company and the Company's pledge of the capital stock of Capstar Radio. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by Capstar Radio. All loans outstanding under the Credit Facility will mature in 2004. As of November 12, 1997, a principal balance of $72.2 million (excluding $19.9 million of outstanding letters of credit) was outstanding under the Credit Facility and approximately $106.7 million would have been available for borrowing thereunder.

NOTE 6 -- STOCKHOLDER'S EQUITY

     On February 20, 1997, the Company issued 31,634,527 shares of Class A Common Stock, par value $0.1 per share ("Class A Common Stock"), of the Company and 18,181,818 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"), of the Company to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") at a purchase price of $1.10 per share. The proceeds were used in part to fund the acquisition of Osborn and to retire existing indebtedness of Capstar Radio and Osborn. In addition, on February 20, 1997, the Company exchanged 1,636,361 shares of Class A Common Stock having a deemed value of $1.8 million for shares of common stock of Osborn as part of the purchase price of the acquisition of Osborn and contributed its interest in Osborn to Capstar Radio. Additionally, the Company issued 1,327,272 shares of Class A Common Stock to related parties in exchange for cash and receivables totaling $1.4 million.

     The Company issued 2,727,272 and 909,091 shares of Class A Common Stock at a purchase price of $1.10 per share in April and June 1997, respectively. The proceeds of the sales of common stock of the Company are to be used in future acquisitions and for general corporate purposes.

     On June 17, 1997, the Company issued (the "Preferred Stock Offering") 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. All of the proceeds from the Preferred Stock Offering were used to finance the GulfStar Merger. On September 12, 1997, the Company exchanged its 12% Senior Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock"), which was registered under the Securities Act, for all of the outstanding 12% Senior Exchangeable Preferred Stock previously issued on June 17, 1997. The terms of the Senior Exchangeable Preferred Stock are identical in all material respects to the preferred stock issued on June 17, 1997, except that the Senior Exchangeable Preferred Stock does not bear restrictive legends restricting the transfer of such stock. Dividends on the Senior Exchangeable Preferred Stock accumulate from the date of issuance and are payable semi-annually, commencing January 1, 1998, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to July 1, 2002 either in cash or in additional shares of the Senior Exchangeable Preferred Stock. The liquidation preference of the Senior Exchangeable Preferred Stock is $100.00 per share. The Senior Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES part at any time on or after July 1, 2002, at the redemption prices set forth in the Certificate of Designation governing the Senior Exchangeable Preferred Stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption. In addition, subject to certain exceptions, prior to July 1, 2001, the Company may, at its option, redeem the Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity or Major Asset Sales (both as defined in the Certificate of Designation governing the Senior Exchangeable Preferred Stock), at the redemption prices set forth in the Certificate of Designation, plus, without duplication, accumulated and unpaid dividends to the redemption date.

     Effective June 20, 1997, Capstar Broadcasting acquired all of the issued and outstanding common stock of the Company in exchange for common stock of Capstar Broadcasting.

     In July 1997, the Company received payments on receivables from stockholders of approximately $405,000.

     In recording the July 1997 GulfStar acquisition (see "Item 1. Financial Statements -- Note 4"), the Company recorded $6.1 million in compensation expense and $5.4 million relating to the premium paid for the redemption of GulfStar's preferred stock.

     In September 1997, the Company declared and paid to Capstar Broadcasting cash dividends totaling approximately $12.4 million relating to the proceeds from the disposition of four stations in the Wilmington, Delaware and Bryan, Texas markets.

NOTE 7 -- DIRECT PROGRAMMED MUSIC AND ENTERTAINMENT

     The Company, through Southern Star distributes programmed music (primarily MUZAK) in certain markets in the southeast. Revenue and costs associated with the distribution of the programmed music are included in gross broadcast revenue and direct programmed music and entertainment, respectively, in the 1997 consolidated statement of operations from the date of the acquisition in February 1997.

NOTE 8 -- EXTRAORDINARY ITEM

     On February 20, 1997, in connection with the financing of the acquisition of Osborn, the Company repaid its outstanding loan balance (including principal and interest) under the senior credit facility (the "AT&T Credit Facility") of Capstar Radio with AT&T Commercial Finance Corporation and recognized an extraordinary loss of approximately $598,000 as a result of a prepayment penalty. In July 1997 and in connection with the GulfStar merger, the Company recorded a loss on repurchase of GulfStar's preferred stock of approximately $5.4 million and an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $2.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. All consolidated financial data and footnote information of the Company, including the Company's previously issued consolidated financial statements for the periods discussed herein have been restated to include the historical financial information of GulfStar. The following discussion contains certain forward-looking statements that reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward looking statements. The Company's actual results could differ materially and adversely from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the ability of the Company to compete effectively, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

THE COMPANY

     As of September 30, 1997, the Company currently owns and operates, provides programming to or sells advertising on behalf of 165 radio stations located in 43 markets. This represents growth from June 3, 1997 of 95 radio stations and 25 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 245 radio stations located in 61 markets.

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. "Broadcast Cash Flow" is defined as operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

     The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

     The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. Advertising revenue is either from local advertising or national advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

     The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with over FM and AM radio stations, as well as with other media, including newspapers and television, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunication Act of 1996 (the "Telecom Act") the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any, which these technologies may have on the radio broadcasting industry.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's radio operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. The Company anticipates that the second and third quarters will reflect the highest revenues from the Company's concert promotion activities.

     Because the Company has incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant charges for stock option compensation, dividends and accretion on preferred stock and depreciation and amortization expense related to the fixed assets and intangibles acquired in its acquisitions, the Company expects that it will report net losses attributable to common stock for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

     The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition and disposition activity. The major acquisitions in 1997, all of which have been accounted for using the purchase method of accounting, except for the GulfStar Merger, and major dispositions were as follows:

     In January 1997, the Company acquired substantially all of the assets of Triple Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of South Plain Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of J.Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFG-FM, Bloomfield, New Mexico. The purchase price was approximately $3.0 million in cash and $2.0 million in the form of a note.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 18 stations (12 FM and 6 AM). The purchase price of the acquisition was $118.8 million payable in cash totaling $117 million and 1,636,361 shares of common stock (having a deemed value of $1.10 per share).

     In April 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The purchase price of the acquisition was approximately $1.0 million.

     In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. (the "City Acquisition"), the owner and operator of two radio stations (one FM and one AM), for approximately $3.0 million, EZY Com, Inc., (the "EZY Acquisition"), the owner and operator of two radio stations (one FM and one AM) for approximately $5.0 million and Roper Broadcasting, Inc. (the "Roper Acquisition"), the owner and operator of one FM station for approximately $4.0 million (the City Acquisition, EZY Acquisition and the Roper Acquisition are collectively referred to as the "Space Coast Acquisitions"). The radio stations acquired in the Space Coast Acquisitions serve the Melbourne-Titusville-Cocoa, Florida Market.

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was approximately $24.5 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The purchase price was approximately $3.3 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $4.0 million.

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") pursuant to which each share of GulfStar's outstanding preferred and common stock was converted into the right to receive shares of common stock of Capstar Broadcasting having a deemed value of approximately

$113.0 million, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as hereinafter defined), the Hicks Muse GulfStar Equity Investment (as hereinafter defined) and the Capstar BT Equity Investment (as hereinafter defined). Subsequently, Capstar Broadcasting contributed the surviving entity in the GulfStar Merger through the Company to Capstar Radio (collectively with the GulfStar Merger, the "GulfStar Transaction").

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The purchase price was approximately $35.0 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/Lynchburg, Virginia market. The purchase price was approximately $8.3 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The purchase price was approximately $7.4 million.

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 31 radio stations (21 AM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware, Salibury-Ocean City, Maryland, Montgomery, Alabama, Shreveport, Louisiana, Jackson, Mississippi, Statesville, North Carolina, Columbia, South Carolina, Greenville, South Carolina, Roanoke-Lynchburg, Virginia and Westchester, Virginia markets. The purchase price was approximately $189.7 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997. See "Item 1. Financial Statements -- Note 4."

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The purchase price was approximately $41.1 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The purchase price of the acquisition was approximately $10.0 million.

     In August 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The purchase price was approximately $2.7 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The purchase price was approximately $3.1 million.

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The purchase price for Booneville was approximately $1.5 million.

     In September 1997, the Company sold substantially all of the assets of radio station WJBR-FM in Wilmington, Virginia. The sales price was approximately $40.0 million.

     The following table sets forth certain consolidated summary data of the Company for the three months ended September 30, 1997 and 1996:

                                                                              PREDECESSOR
                                                                             -------------
                                                              FOR THE THREE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
OPERATING DATA:
  Net broadcast revenue...................................   $ 51,250,341     $19,938,227
  Station operating expenses..............................     34,612,353      13,548,641
  Corporate expenses......................................      4,274,920       1,687,055
  Corporate expenses: non-cash stock option
     compensation.........................................      4,127,420              --
  Depreciation and amortization...........................      7,648,450       1,514,765
  Operating income........................................        587,198       3,187,766
  Interest expense........................................     12,660,510       4,409,586
     Net loss attributable to common stock................   $(22,005,662)    $(2,833,962)
OTHER DATA:
  Broadcast cash flow(1)..................................   $ 16,637,988     $ 6,389,586
  Broadcast cash flow margin..............................           32.5%           32.0%
  EBITDA(2)...............................................   $  8,235,648     $ 4,702,531

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $31.3 million or 157.0% to $51.2 million for the three months ended September 30, 1997 from $20.0 million for the three months ended September 30, 1996. Net broadcast revenue increases are a result of the continuing acquisitions of the Company through September 30, 1997. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period July 1, 1997 through September 30, 1997 comprised $12.6 million of the increase.

     Station Operating Expenses. Station operating expenses increased $21.1 million or 155.5% to $34.6 million for the three months ended September 30, 1997 from $13.5 million for the three months ended September 30, 1996. The increase is primarily attributable to additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $8.8 million.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $10.2 million or 160.4% to $16.6 million for the three months ended September 30, 1997 from $6.4 million for the three months ended September 30, 1996. The broadcast cash flow margin was 32.5% for the three months ended September 30, 1997 compared to 32.0% for the three months ended September 30, 1996.

     Corporate Expenses. Corporate expenses, including non-cash stock compensation, increased approximately $6.7 million or 398.0% to approximately $8.4 million for the three months ended September 30, 1997 from approximately $1.7 million for the three months ended September 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October 1996 and the additional corporate expense associated with the Osborn and other radio station operations. During the three months ended September 30, 1997 the Company developed an estimate of the fair value of certain outstanding stock options. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $4.1 million of non-cash stock option compensation expense.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $3.5 million or 75.1% to $8.2 million for the three months ended September 30, 1997 from $4.7 million for the three months ended September 30, 1996. The EBITDA margin for the three months ended September 30, 1997 was 16.1% compared to 23.6% for the three months ended September 30, 1996.

     Other Operating Expenses. Depreciation and amortization increased $6.1 million to $7.6 million for the three months ended September 30, 1997 from approximately $1.5 million for the three months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the three months ended September 30, 1997 reflected an operating income of approximately $600,000 compared to $3.1 million for the three months ended September 30, 1996.

     Interest Expense. Interest expense increased approximately $8.3 million or 187.1% to $12.7 million for the three months ended September 30, 1997 from $4.4 million for the three months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the Company's acquisitions.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased approximately $19.2 million to $22.0 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996.

     The following table sets forth certain consolidated summary data of the Company for the nine months ended September 30, 1997 and 1996:

                                                                                PREDECESSOR
                                                                               -------------
                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
OPERATING DATA:
  Net broadcast revenue.....................................   $116,406,412     $50,685,896
  Station operating expenses................................     78,761,025      34,887,351
  Corporate expenses........................................      9,092,831       2,720,066
  Corporate expenses: non-cash stock option compensation....      8,247,140              --
  Depreciation and amortization.............................     16,526,286       3,890,126
  Operating income..........................................      3,779,130       9,188,353
  Interest expense..........................................     32,500,695      12,032,544
     Net loss attributable to common stock..................   $(35,801,072)    $(6,035,944)
OTHER DATA:
  Broadcast cash flow(1)....................................   $ 37,645,387     $15,798,545
  Broadcast cash flow margin................................           32.3%           31.2%
  EBITDA(2).................................................   $ 20,305,416     $13,078,479

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $65.7 million or 129.7% to $116 million for the nine months ended September 30, 1997 from $50.7 million for the nine months ended September 30, 1996. Net broadcast revenue included from the operations purchased in connection with the Osborn Acquisition for the period February 21, 1997 through September 30, 1997 comprised $27.4 million of the increase.

     Station Operating Expenses. Station operating expenses increased $43.9 million or 125.9% to $79.0 million for the nine months ended September 30, 1997 from $34.9 million for the nine months ended September 30, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the acquisition of Osborn of $19.7 million, and
(ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $5.1 million of the increase.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $21.8 million or 138.3% to $37.6 million for the nine months ended September 30, 1997 from $15.8 million for the nine months ended September 30, 1996. The broadcast cash flow margin was 32.3% for the nine months ended September 30, 1997 compared to 31.2% for the nine months ended September 30, 1996. The broadcast cash flow provided from the acquisition of Osborn accounted for approximately $7.7 million of the increase; the broadcast cash flow margin from these operations was 28.1%. The inclusion of broadcast cash flows from the remaining acquisitions and LMAs accounts for approximately $2.3 million of the increase.

     Corporate Expenses. Corporate expenses, including non-cash stock compensation, increased approximately $13.0 million or 476.5% to approximately $17.3 million for the nine months ended September 30, 1997 from approximately $2.7 million for the nine months ended September 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October 1996 and the additional corporate expense associated with the Osborn and other radio station operations. During the nine months ended September 30, 1997, the Company developed an estimate of the fair value of certain outstanding stock options. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $8.2 million of non-cash stock option compensation expense.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $7.2 million or 55.3% to $20.3 million for the nine months ended September 30, 1997 from $13.1 million for the nine months ended September 30, 1996. The EBITDA margin for the nine months ended September 30, 1997 was 17.4% compared to 25.8% for the nine months ended September 30, 1996.

     Other Operating Expenses. Depreciation and amortization increased $12.6 million to $16.5 million for the nine months ended September 30, 1997 from approximately $3.9 million for the nine months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the nine months ended September 30, 1997 reflected an operating income of $3.8 million compared to $9.2 million for the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased approximately $20.5 million or 170.1% to $32.5 million for the nine months ended September 30, 1997 from $12.0 million for the nine months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the Company's acquisitions.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased approximately $29.8 million to $35.8 million for the nine months ended September 30, 1997 from $6.0 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuit of the Company's acquisition strategy has required a significant portion of the Company's capital resources. See "Item 1. Financial
Statements -- Notes 3 and 4." As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, the Company will use a large percentage of its cash to make payments under the Credit Facility, the Capstar Notes, the 1995 Notes and the 1997 Notes.

     In October 1996, the Company assumed the 1995 Notes in connection with the acquisition of Capstar Radio. The 1995 Notes are limited in aggregate principal amount to $76.8 million and bear interest at a rate of 13 1/4% per annum, of which only 7 1/2% is payable in cash up to May 1, 1998. Beginning on May 1, 1998, the 1995 Notes will bear cash interest at a rate of 13 1/4% per annum until maturity. The 1995 Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998, and $5.2 million from November 1, 1998, until maturity. On February 20, 1997, the Company issued the Capstar Notes at a substantial discount to their aggregate principal amount at maturity of $277.0 million. The Capstar Notes generated gross proceeds of approximately $150.3 million and pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. Thereafter, interest will be payable semi-annually, in cash, on February 1 and August 1 of each year. On June 17, 1997, Capstar Radio issued the 1997 Notes. Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998, at a rate of 9 1/4% per annum. The 1997 Notes mature on July 1, 2007. The Company entered into the Credit Facility in August 1997, which provides for, among other things, borrowings of up to $200.0 million under a revolving credit facility. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by Capstar Radio. As of November 12, 1997, a principal balance of $72.2 million (excluding $19.9 million of outstanding letters of credit) was outstanding under the Credit Facility and approximately $106.7 million would have been available for borrowing thereunder.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations. The Company intends to fund the aggregate purchase price for its pending acquisitions with borrowings under the Credit Facility and a combination of indebtedness of Capstar Broadcasting, Capstar Radio and/or the Company and/or capital stock of Capstar Broadcasting or its subsidiaries. The Company anticipates that it will fund the pending acquisitions with indebtedness, rather than capital stock, to the fullest extent then permitted under the debt incurrence covenants contained in the indentures governing the Capstar Notes, the 1995 Notes, the 1997 Notes and the Company's 12% Subordinated Exchange Debentures due 2009, the Certificate of Designation governing the Senior Exchangeable Preferred Stock and the Credit Facility. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of its pending acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

     Management believes that the proceeds from the commitment by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III") and its affiliates to invest an additional $50.0 million in equity of Capstar Broadcasting (for which Capstar Broadcasting has committed to issue capital stock in exchange therefor) and cash from operating activities, together with available revolving credit borrowings under the Credit Facility, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing its existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing for on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Net cash provided by operating activities was $1.8 million and $1.8 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Net cash used in investing activities was $386.9 million and $50.3 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities was $391.6 million and $43.9 million for the nine-month periods ended September 30, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions and dispositions and includes the effects of the acquisition of Capstar Radio in October 1996.

EXTRAORDINARY ITEM

     In connection with the acquisition of Osborn, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in a prepayment penalty in the amount of $598,000, which was reported as an extraordinary item. In July 1997 and in connection with the GulfStar Merger, the Company recorded a loss on repurchase of GulfStar's preferred stock of approximately $5.4 million and an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $2.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On September 12, 1997, the Company exchanged its 12% Senior Exchangeable Preferred Stock (the "New Senior Exchangeable Preferred Stock"), which was registered under the Securities Act of 1933, for all of the outstanding 12% Senior Exchangeable Preferred Stock previously sold on June 17, 1997 (the "Original Senior Exchangeable Preferred Stock") in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The terms of the New Senior Exchangeable Preferred Stock are identical in all material respects to the Original Senior Exchangeable Preferred Stock, except that the New Senior Exchangeable Preferred Stock does not bear restrictive legends restricting the transfer of such stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.1           -- Amendment No. 11 to Indenture, dated as of April 21,
                            1995, among Capstar Radio Broadcasting Partners, Inc.
                            ("Capstar Radio"), IBJ Schroeder Bank & Trust Company, as
                            Trustee, and the guarantors named therein, governing
                            Capstar Radio's 13 1/4% Senior Subordinated Notes due
                            2003.*
          10.1           -- Agreement and Plan of Merger dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar Broadcasting
                            Corporation ("Capstar Broadcasting"), CBC-GulfStar Merger
                            Sub, Inc. and the stockholders listed therein. (1)
          10.2           -- First Amendment to Employment Agreement dated February
                            14, 1997, effective July 1, 1997, among the Registrant,
                            Capstar Broadcasting and R. Steven Hicks.*
          10.3           -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone. (1)
          10.4           -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr. (1)
          10.5           -- Not used.
          10.6           -- Employment Agreement dated September 22, 1997, between
                            Capstar Broadcasting and Steven Dinetz.*
          10.7           -- Employment Agreement dated September 22, 1997, between
                            Capstar Broadcasting and Eric W. Neumann.*
          27             -- Financial Data Schedule.*

---------------

*   Filed herewith.

(1) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.

     (b) Reports on Form 8-K

     During the quarter ended September 30, 1997, the following reports on Form 8-K were filed:

     Current Report on Form 8-K/A dated May 1, 1997, relating to the Company's acquisition of Dixie Broadcasting, Inc. and Radio WBHP, Inc. Item 7 was reported.

     Current Report on Form 8-K dated July 8, 1997, relating to the Company's acquisition of GulfStar Communications, Inc. and Community Pacific Broadcasting, L.P. Items 2 and 7 were reported.

     Current Report on Form 8-K/A dated July 8, 1997, relating to the Company's acquisition of GulfStar Communications, Inc. and Community Pacific Broadcasting, L.P. Item 7 was reported.

     Current Report on Form 8-K dated August 6, 1997, relating to the Company's acquisition of Benchmark Communications Radio Limited Partnership. Items 2 and 7 were reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPSTAR BROADCASTING PARTNERS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                   Executive Vice President

Date: November 14, 1997