Form 10-Q/A
period 1997-09-30
CAPSTAR BROADCASTING PARTNERS INC
filed 1998-03-27
CIK 1026516

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                                 (512) 340-7800
              (Registrant's telephone number, including area code)

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

ITEM 1. FINANCIAL STATEMENTS.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)      (RESTATED)
                                                                                  (NOTE)
Current assets:
  Cash and cash equivalents.................................  $ 11,477,120     $  9,820,861
  Accounts receivable, net of allowance for doubtful
    accounts of $1,954,076 and $1,166,834 at September 30,
    1997 and December 31, 1996, respectively................    49,800,262       17,249,395
  Note receivable...........................................     1,522,652               --
  Refundable income taxes...................................            --        1,111,940
  Prepaid expenses and other current assets.................     3,291,952          600,206
                                                              ------------     ------------
        Total current assets................................    66,091,986       28,782,402
Property and equipment, net.................................   100,182,892       29,325,524
Intangibles and other, net..................................   749,418,022      341,076,514
Other non-current assets....................................     1,920,494        3,448,103
                                                              ------------     ------------
        Total assets........................................  $917,613,394     $402,632,543
                                                              ============     ============

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $    115,406     $  3,936,317
  Accounts payable and accrued expenses.....................    19,526,955        9,173,307
  Accrued interest..........................................     8,120,427        1,846,682
  Income taxes payable......................................     1,938,359               --
                                                              ------------     ------------
        Total current liabilities...........................    29,701,147       14,956,306
Long-term debt and capital lease obligations, net of current
  portion...................................................   462,842,130      187,233,972
Due to Parent...............................................    13,039,559               --
Deferred income taxes.......................................    91,227,213       83,608,220
                                                              ------------     ------------
        Total liabilities...................................   596,810,049      285,798,498
                                                              ------------     ------------
Commitments and contingencies
Redeemable preferred stock:
GulfStar Communications, Inc., $.01 par value, 507,500
  shares authorized, issued and outstanding at December 31,
  1996, aggregate liquidation preference of $27,052,500 in
  1996......................................................            --       23,097,788
Capstar Broadcasting Partners, Inc., $.01 par value,
  10,000,000 shares authorized, 1,000,000 shares issued and
  outstanding at September 30, 1997, aggregate liquidation
  preference of $103,386,301 in 1997........................    98,457,258               --
Stockholder's equity:
GULFSTAR COMMUNICATIONS, INC.:
  Common stock, voting, $0.01 par value, 100,000 shares
    authorized, 10,986 shares issued and outstanding at
    December 31, 1996.......................................            --              109
  Common stock, Class A, nonvoting, $0.01 par value, 60,000
    shares authorized, 49,033 shares issued and outstanding
    at December 31, 1996....................................            --              490
  Common stock, Class B, nonvoting, $0.01 par value, 10,000
    shares authorized, no shares issued and outstanding at
    December 31, 1996.......................................            --               --
  Common stock, Class C, voting, $0.01 par value, 100,000
    shares authorized, 3,172 shares issued and outstanding
    at December 31, 1996....................................            --               31
  Additional paid-in capital................................            --       11,871,525
  Stock subscriptions receivable............................            --       (2,090,024)
  Unearned compensation.....................................            --       (1,518,120)
CAPSTAR BROADCASTING PARTNERS, INC.:
  Class A Common Stock, $.01 par value, 300,000,000 and
    200,000,000 shares authorized, 279,632,180 and
    94,155,000 shares issued and outstanding at September
    30, 1997 and December 31, 1996, respectively............     2,796,321          941,550
  Class B Common Stock, convertible into Class A Common
    Stock, $.01 par value, 50,000,000 shares authorized,
    none issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively.........................            --               --
  Additional paid-in capital................................   268,662,827       93,957,450
ACCUMULATED DEFICIT.........................................   (49,113,061)      (9,426,754)
                                                              ------------     ------------
        Total stockholder's equity..........................   222,346,087       93,736,257
                                                              ------------     ------------
        Total liabilities and stockholder's equity..........  $917,613,394     $402,632,543
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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)
Gross broadcast revenue.....................................  $ 54,101,151      $ 9,634,201
Less: agency commissions....................................    (2,853,604)        (985,861)
                                                              ------------      -----------
  Net broadcast revenue.....................................    51,247,547        8,648,340
                                                              ------------      -----------
Operating expenses:
  Programming, technical and news...........................     8,411,833        1,984,310
  Sales and promotion.......................................    14,723,603        2,596,832
  General and administrative................................     7,931,002        1,699,734
  Direct programmed music and entertainment.................     3,880,232               --
Corporate expenses..........................................     4,293,670        1,077,774
Depreciation and amortization...............................     7,955,512          639,744
                                                              ------------      -----------
Operating income............................................     4,051,695          649,946
Other expense:
  Interest expense..........................................   (12,460,510)      (1,340,772)
  Other expenses, net.......................................    (7,606,421)        (128,003)
                                                              ------------      -----------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (16,015,236)        (818,829)
Benefit (provision) for income taxes........................      (883,853)         769,365
                                                              ------------      -----------
Loss before extraordinary item..............................   (16,899,089)         (49,464)
Extraordinary item, loss on early extinguishment of debt,
  net of tax benefit of $883,853 and $457,429 for the three
  months ended September 30, 1997 and 1996, respectively....    (1,442,076)        (746,332)
                                                              ------------      -----------
Net loss....................................................   (18,341,165)        (795,796)
Dividends, accretion and redemption of preferred stock......    (8,817,196)        (555,251)
                                                              ------------      -----------
Net loss attributable to common stock.......................  $(27,158,361)     $(1,351,047)
                                                              ============      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)
Gross broadcast revenue.....................................  $125,949,358     $ 23,386,654
Less: agency commissions....................................    (9,545,740)      (2,316,627)
                                                              ------------     ------------
  Net broadcast revenue.....................................   116,403,618       21,070,027

Operating expenses:
  Programming, technical and news...........................    19,916,085        5,009,129
  Sales and promotion.......................................    32,038,225        6,269,570
  General and administrative................................    18,967,840        4,630,117
  Direct programmed music and entertainment.................     7,973,052               --
Corporate expenses..........................................     9,399,031        1,035,297
Corporate expenses -- noncash compensation..................    10,817,712               --
Depreciation and amortization...............................    17,293,328        1,869,392
                                                              ------------     ------------
Operating income (loss).....................................        (1,655)       2,256,522

Other expense:
  Interest expense..........................................   (31,830,146)      (3,219,154)
  Other expenses, net.......................................    (4,155,353)        (789,425)
                                                              ------------     ------------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (35,987,154)      (1,752,057)
Benefit (provision) for income taxes........................    (1,405,679)         532,903
                                                              ------------     ------------
Loss before extraordinary item..............................   (37,392,833)      (1,219,154)
Extraordinary item, loss on early extinguishment of debt,
  net of tax benefit of $1,405,679 and $457,429 for the nine
  months ended September 30, 1997 and 1996, respectively....    (2,293,475)        (746,332)
                                                              ------------     ------------
Net loss....................................................   (39,686,308)      (1,965,486)
Dividends, accretion and redemption of preferred stock......   (10,509,894)        (555,251)
                                                              ------------     ------------
Net loss attributable to common stock.......................  $(50,196,202)    $ (2,520,737)
                                                              ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997              1996
                                                              -------------    --------------
                                                                                 (RESTATED)
Net cash used in operating activities.......................  $  (3,928,423)    $   (675,739)
Cash flows from investing activities:
  Purchase of property and equipment........................     (8,207,506)        (979,604)
  Proceeds from sale of assets..............................     35,932,464               --
  Deferred acquisition and intangible costs.................     (8,132,359)        (888,565)
  Acquisitions of stations and companies, net of cash
     acquired...............................................   (429,565,217)     (13,819,266)
  Other investing activities, net...........................        150,543          121,272
                                                              -------------     ------------
          Net cash used in investing activities.............   (409,822,075)     (15,566,163)
                                                              -------------     ------------
Cash flows from financing activities:
  Repurchase of common stock................................       (175,000)              --
  Proceeds from issuance of common stock....................    115,737,000               --
  Net proceeds from issuance of preferred stocks, net.......     95,070,957       24,881,932
  Proceeds from issuance of debt............................    349,509,394               --
  Proceeds from credit facilities...........................     81,806,380        5,547,309
  Payment of financing related costs........................    (24,992,063)              --
  Repayment of amounts borrowed.............................   (199,911,761)     (13,210,226)
  Principal repayments on capital lease obligations.........        (62,138)         (38,330)
  Redemption of preferred stock.............................       (811,012)              --
  Dividends paid............................................       (765,000)              --
                                                              -------------     ------------
          Net cash provided by financing activities.........    415,406,757       17,180,685
                                                              -------------     ------------
Net increase in cash and cash equivalents...................      1,656,259          938,783
Cash and cash equivalents at beginning of period............      9,820,861          220,049
                                                              -------------     ------------
Cash and cash equivalents at end of period..................  $  11,477,120     $  1,158,832
                                                              =============     ============
Supplemental disclosure of cash flow information:
  Cash payments during the year for:
     Interest...............................................  $   6,808,510     $  3,391,816
                                                              =============     ============
     Taxes..................................................  $     191,243     $         --
                                                              =============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                    GULFSTAR COMMUNICATIONS, INC.
                                     -------------------------------------------------------------------------------------------
                                                              CLASS A             CLASS B             CLASS C
                                       COMMON STOCK        COMMON STOCK        COMMON STOCK        COMMON STOCK
                                     -----------------   -----------------   -----------------   -----------------   ADDITIONAL
                                      NUMBER      PAR     NUMBER      PAR     NUMBER      PAR     NUMBER      PAR      PAID-IN
                                     OF SHARES   VALUE   OF SHARES   VALUE   OF SHARES   VALUE   OF SHARES   VALUE     CAPITAL
                                     ---------   -----   ---------   -----   ---------   -----   ---------   -----   -----------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1997.........    10,986    $ 109     49,033    $ 490      --        --        3,172    $  31   $11,871,525
 Issuance of Common stock..........       356        4         --       --      --        --           --       --       299,621
 Conversion of Class A Common stock
   to Class C Common stock.........        --       --    (39,033)    (390)     --        --       39,033      390            --
 Dividends and accretion on
   Redeemable preferred stock......        --       --         --       --      --        --           --       --    (1,692,698)
 Accrued interest on Stock
   subscriptions receivable........        --       --         --       --      --        --           --       --       130,664
 Conversion of Class C Common stock
   to Class A Common stock.........        --       --     10,102      101      --        --      (10,102)    (101)           --
 Payments received on Stock
   subscriptions receivable........        --       --         --       --      --        --           --       --            --
 Compensation expense..............        --       --         --       --      --        --           --       --     7,232,032
CAPSTAR BROADCASTING PARTNERS,
 INC.:
 Issuances of Common stock.........        --       --         --       --      --        --           --       --            --
 Repurchase and Cancellation of
   Common Stock....................        --       --         --       --      --        --           --       --            --
 Conversion of Class B Common stock
   to Class A Common stock.........        --       --         --       --      --        --           --       --            --
 Issuances of shares in connection
   with the GulfStar merger........   (11,342)    (113)   (20,102)    (201)     --        --      (32,103)    (320)  (12,462,285)
 Redemption of preferred stock by
   Parent..........................        --       --         --       --      --        --           --       --    (5,378,859)
 Equity contribution from parent...        --       --         --       --      --        --           --       --            --
 Payments received on Stock
   subscriptions receivable........        --       --         --       --      --        --           --       --            --
 Transfer of Stock subscriptions
   receivable to parent............        --       --         --       --      --        --           --       --            --
 Dividends and accretion on
   Redeemable preferred stock......        --       --         --       --      --        --           --       --            --
 Dividends.........................        --       --         --       --      --        --           --       --            --
 Compensation expense..............        --       --         --       --      --        --           --       --            --
 Net loss..........................        --       --         --       --      --        --           --       --            --
                                      -------    -----    -------    -----      --        --      -------    -----   -----------
Balance at September 30, 1997......        --       --         --       --      --        --           --       --            --
                                      =======    =====    =======    =====      ==        ==      =======    =====   ===========

                                     GULFSTAR COMMUNICATIONS, INC.          CAPSTAR BROADCASTING PARTNERS, INC.
                                     ----------------------------   ----------------------------------------------------
                                                                            CLASS A                     CLASS B
                                                                          COMMON STOCK               COMMON STOCK
                                         STOCK                      ------------------------   -------------------------
                                     SUBSCRIPTIONS     UNEARNED       NUMBER         PAR         NUMBER          PAR
                                      RECEIVABLE     COMPENSATION    OF SHARES      VALUE       OF SHARES       VALUE
                                     -------------   ------------   -----------   ----------   -----------   -----------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1997.........   $(2,090,024)   $(1,518,120)    94,155,000   $  941,550            --            --
 Issuance of Common stock..........      (299,625)            --             --           --            --            --
 Conversion of Class A Common stock
   to Class C Common stock.........            --             --             --           --            --            --
 Dividends and accretion on
   Redeemable preferred stock......            --             --             --           --            --            --
 Accrued interest on Stock
   subscriptions receivable........      (130,664)            --             --           --            --            --
 Conversion of Class C Common stock
   to Class A Common stock.........            --             --             --           --            --            --
 Payments received on Stock
   subscriptions receivable........        35,534             --             --           --            --            --
 Compensation expense..............            --      1,518,120             --           --            --            --
CAPSTAR BROADCASTING PARTNERS,
 INC.:
 Issuances of Common stock.........            --             --     82,507,956      825,079    18,181,818       181,818
 Repurchase and Cancellation of
   Common Stock....................            --             --       (175,000)      (1,750)           --            --
 Conversion of Class B Common stock
   to Class A Common stock.........            --             --     18,181,818      181,818   (18,181,818)     (181,818)
 Issuances of shares in connection
   with the GulfStar merger........     2,484,779             --     84,962,406      849,624            --            --
 Redemption of preferred stock by
   Parent..........................            --             --             --           --            --            --
 Equity contribution from parent...            --             --             --           --            --            --
 Payments received on Stock
   subscriptions receivable........            --             --             --           --            --            --
 Transfer of Stock subscriptions
   receivable to parent............            --             --             --           --            --            --
 Dividends and accretion on
   Redeemable preferred stock......            --             --             --           --            --
 Dividends.........................            --             --             --           --            --            --
 Compensation expense..............            --             --             --           --            --
 Net loss..........................            --             --             --           --            --            --
                                      -----------    -----------    -----------   ----------   -----------   -----------
Balance at September 30, 1997......            --             --    279,632,180   $2,796,321            --            --
                                      ===========    ===========    ===========   ==========   ===========   ===========

                                     CAPSTAR BROADCASTING PARTNERS, INC.
                                     ----------------------------

                                      ADDITIONAL        STOCK                          TOTAL
                                       PAID-IN      SUBSCRIPTIONS   (ACCUMULATED   STOCKHOLDER'S
                                       CAPITAL       RECEIVABLE       DEFICIT)        EQUITY
                                     ------------   -------------   ------------   -------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1997.........  $ 93,957,450            --     $ (9,426,753)  $ 93,736,258
 Issuance of Common stock..........            --            --               --             --
 Conversion of Class A Common stock
   to Class C Common stock.........            --            --               --             --
 Dividends and accretion on
   Redeemable preferred stock......            --            --               --     (1,692,698)
 Accrued interest on Stock
   subscriptions receivable........            --            --               --             --
 Conversion of Class C Common stock
   to Class A Common stock.........            --            --               --             --
 Payments received on Stock
   subscriptions receivable........            --            --               --         35,534
 Compensation expense..............            --            --               --      8,750,152
CAPSTAR BROADCASTING PARTNERS,
 INC.:
 Issuances of Common stock.........   119,874,750    (1,596,364)              --    119,285,283
 Repurchase and Cancellation of
   Common Stock....................      (173,250)           --               --       (175,000)
 Conversion of Class B Common stock
   to Class A Common stock.........            --            --               --             --
 Issuances of shares in connection
   with the GulfStar merger........    40,572,230            --               --     31,443,714
 Redemption of preferred stock by
   Parent..........................            --            --               --     (5,378,859)
 Equity contribution from parent...    29,358,333            --               --     29,358,333
 Payments received on Stock
   subscriptions receivable........            --       405,455               --        405,455
 Transfer of Stock subscriptions
   receivable to parent............    (1,190,909)    1,190,909               --              0
 Dividends and accretion on
   Redeemable preferred stock......    (3,438,337)           --               --     (3,438,337)
 Dividends.........................   (12,365,000)           --               --    (12,365,000)
 Compensation expense..............     2,067,560            --               --      2,067,560
 Net loss..........................            --            --      (39,686,308)   (39,686,308)
                                     ------------    ----------     ------------   ------------
Balance at September 30, 1997......  $268,662,827            --     $(49,113,061)  $222,346,087
                                     ============    ==========     ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine month periods ended September 30, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or for any other interim period. For further information, refer to the December 31, 1996 consolidated financial statements and footnotes thereto of Capstar Broadcasting Partners, Inc. and Subsidiaries and GulfStar Communications, Inc. and Subsidiaries ("Former Gulfstar") included in Capstar Broadcasting Partners, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.

     The consolidated financial statements include the accounts of Capstar Broadcasting Partners, Inc. and its direct and indirect wholly owned subsidiaries ("Capstar Partners"). The direct wholly-owned subsidiary of the Company is Capstar Radio Broadcasting Partners, Inc. (formerly named Commodore Media, Inc.) ("Capstar Radio"). Capstar Broadcasting Corporation ("Capstar Broadcasting") owns all of the outstanding common stock of Capstar Partners.

     On October 16, 1996, Capstar Radio, was acquired pursuant to a merger agreement dated June 21, 1996 with Capstar Partners, a holding company controlled by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse Equity, Fund III")

     In June 1997, Capstar Broadcasting, a newly formed holding company, acquired all of the issued and outstanding common stock of Capstar Partners in exchange for common stock of Capstar Broadcasting.

     In July 1997, Capstar Broadcasting acquired Former GulfStar, a company controlled by the general partner of Hicks Muse Equity Fund III. The acquisition was effected through a merger of Former GulfStar with and into a newly formed, wholly owned subsidiary of Capstar Broadcasting, with this subsidiary as the surviving corporation. Pursuant to the merger agreement, each share of Former GulfStar's common stock was converted into the right to receive shares of Capstar Broadcasting, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and Former GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. Concurrently with the merger: (i) the surviving corporation was renamed GulfStar Communications, Inc. ("GulfStar"), (ii) Capstar Broadcasting exchanged its shares of GulfStar for additional shares of Capstar Partners (iii) Capstar Partners exchanged its shares of GulfStar for additional shares of Capstar Radio. As a result of the merger and its related transactions, GulfStar became a wholly owned subsidiary of Capstar Radio. Due to the fact that Capstar Broadcasting and GulfStar were under common control, the transfer of the assets and liabilities of GulfStar have been accounted for at historical cost in a manner similar to a pooling-of-interests except that the acquisition by Capstar Broadcasting of the minority interest of Former GulfStar has been accounted for by the purchase method. The accompanying consolidated financial statements have been restated for all periods presented to give retroactive effect to the merger and present the financial statements of Gulfstar as the historical consolidated financial statements of the Company for the period prior to Capital Partners' Acquisition of Capstar Radio on October 16, 1996, and the combined consolidated

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES results of operations for the periods that Capstar Partners and GulfStar (collectively, the "Company") were under common control. The restated financial statements also reflect the application of "push down" accounting for the new basis of accounting for the purchased assets and assumed liabilities in connection with Capstar Partners' Acquisition of Capstar Radio on October 16, 1996.

     The acquisition of Capstar Radio has been accounted for by Capstar Partners under the purchase method of accounting.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. The statement is effective for financial statements issued for periods ending after December 15, 1997.

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

     Management does not believe the implementation of SFAS No. 128, No. 129, No. 130 and No. 131 will have a material effect on its consolidated financial statements.

NOTE 3 -- CONSUMMATED ACQUISITIONS AND DISPOSITIONS (THROUGH SEPTEMBER 30, 1997)

     In January 1997, the Company acquired substantially all of the assets of Tippie Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The acquisition cost was approximately $2.5 million.

     In February 1997, the Company acquired substantially all of the assets of South Plains Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The purchase price was approximately $3.2 million.

     In February 1997, the Company acquired substantially all of the assets of J.Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFG-FM, Bloomfield, New Mexico. The acquisition cost was approximately $6.3 million.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 17 stations (11 FM and 6 AM). The acquisition cost was approximately $102.9 million, including 1,636,361 shares of the Company's common stock (having a fair value of $1.10 per share).

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In March 1997, the Company acquired from Noalmark Broadcasting Corporation substantially all of the assets used or held for use in the operation of radio stations KKIX-FM and KKZQ-FM in the Fayetteville and Lowell, Arkansas markets, respectively. The acquisition cost was approximately $11.5 million.

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

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sales price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The acquisition cost was approximately $23.4 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The acquisition cost was approximately $3.5 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $5.0 million.

     In May 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The acquisition cost was approximately $1.3 million.

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") (See Note 1). The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as hereinafter defined), the Hicks Muse GulfStar Equity Investment (as hereinafter defined) and the Capstar BT Equity Investment (as hereinafter defined).

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The acquisition cost was approximately $35.9 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/Lynchburg, Virginia market. The acquisition cost was approximately $8.3 million.

     In July 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The acquisition cost was approximately $2.6 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The acquisition cost was approximately $8.0 million.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 30 radio stations (20 FM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware; Salibury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke-Lynchburg, Virginia; and Westchester, Virginia markets. The acquisition cost was approximately $192.1 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997, as discussed in Note 4.

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The acquisition cost was approximately $41.6 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The acquisition cost was approximately $10.0 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The acquisition cost was approximately $3.4 million.

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The acquisition cost for Booneville was approximately $1.6 million.

     In September 1997, the Company contributed substantially all of the assets of radio station WJBR-FM in Wilmington, Delaware to a newly formed limited liability corporation.

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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     Unaudited proforma results of the Company for the aforementioned acquisitions and dispositions which were completed during the nine months ended September 30, 1997, as if they were purchased or sold on January 1, 1996 are as follows:

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Net revenue.................................................     152,332          141,924
                                                                ========         ========
Loss before extraordinary item..............................     (35,066)         (28,652)
                                                                ========         ========
Net loss before dividend and accretion on preferred stock...     (37,360)         (29,398)
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

     In June 1997, the Company entered into an agreement to acquire all of the outstanding preferred stock, common stock and common stock equivalents of Patterson Broadcasting, Inc. ("Patterson"). The purchase price will equal approximately $215.0 million payable in cash. The Company secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $10 million. Patterson owns and operates 39 radio stations (25 FM and 14 AM) in the Savannah, Georgia; Allentown and Harrisburg, Pennsylvania; Fresno, California; Honolulu, Hawaii; Battle Creek and Grand Rapids, Michigan; Reno, Nevada; Springfield, Illinois; and Pensacola, Florida markets. FCC approval is pending and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not yet terminated. The U.S. Department of Justice has raised an issue with the Company regarding the number of radio stations that the Company will own in the Allentown-Bethlehem, Pennsylvania area upon completion of the acquisition. In order to resolve this matter, the Company has agreed with the U.S. Department of Justice to dispose of two radio stations to

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES be acquired from Patterson in the Allentown-Bethlehem, Pennsylvania area. The Company has already signed an agreement with Clear Channel Communications, Inc. to dispose of these stations. The Company anticipates that the acquisition will be consummated in February 1998.

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

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of radio station KRNA-FM in Iowa City, Iowa. The purchase price will equal approximately $7.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $350,000. The Company expects the acquisition to be consummated in January 1998.

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of radio station KXMX-FM, in Cedar Rapids, Iowa. The purchase price will equal approximately $3.1 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $155,000. The Company expects the acquisition to be consummated in January 1998.

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

     In September 1997, the Company agreed to acquire all of the assets of McCarthy Wireless, Inc., a California corporation, used or held for use in the operation of radio stations KNCQ-FM in Redding, California, KEWB-FM in Anderson, California and KEGR-FM in Red Bluff, California. The purchase

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES price will equal approximately $6.2 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $325,000. The Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company acquired substantially all of the assets of Ameron Broadcasting, Inc., the owner and operator of three radio stations (two FM and one AM) in the Birmingham, Alabama market. The acquisition cost for the assets of Ameron was approximately $32.6 million in cash.

     In October 1997, the Company acquired substantially all of the assets of Griffith Broadcasting, Inc., the owner and operator of three FM radio stations in the Huntsville, Alabama market. The acquisition cost was approximately $5.8 million in cash.

     In October 1997, the Company acquired substantially all of the assets of American General Media of Texas, Inc., the owner and operator of one FM radio station in the Lubbock, Texas market. The purchase price was approximately $3.4 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KLAW Broadcasting, Inc., the owner and operator of two FM radio stations in Lawton, Oklahoma market. The acquisition cost was approximately $2.5 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KJEM-FM, the owner and operator of one FM radio station in the Fayetteville, Arkansas market. The acquisition cost was approximately $2.0 million in cash.

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

     In October 1997, the Company agreed to acquire all of the assets of Class Act of Texas, Inc., a Texas corporation, used or held for use in the operation of radio stations KTBQ-FM and KSFA-AM in Lufkin, Texas. The purchase price will equal approximately $700,000 payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $50,000. FCC approval is pending. The Company expects the acquisition to be consummated in January 1998.

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

     In November 1997, the Company agreed to acquire substantially all of the assets of KATQ Radio, Inc. used or held for use in the operation of two radio stations (one FM and one AM) in the Texarkana, Texas/Arkansas market. The purchase price will equal approximately $640,000. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $30,000. The Company and KATQ Radio, Inc. expect to file an application with the FCC for

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES approval to transfer control of such radio stations to the Company in November 1997. The Company expects the acquisition to be consummated in the first quarter of 1998.

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

NOTE 5 -- LONG-TERM DEBT

     On February 20, 1997, in connection with the acquisition of Osborn, the Company issued $277.0 million in aggregate principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009. The Capstar Notes were issued at a substantial discount from their aggregate principal amount at maturity under an Indenture dated as of February 20, 1997 (the "Indenture"), between the Company and U.S. Trust Company of Texas, N.A., as trustee, generating gross proceeds to the Company of approximately $150.3 million. On September 12, 1997, the Company exchanged its 12 3/4% Senior Discount Notes due 2009 (the "Capstar Notes"), which were registered under the Securities Act of 1933 (the "Securities Act"), for all of the outstanding 12 3/4% Senior Discount Notes due 2009 previously issued on February 20, 1997. The terms of the Capstar Notes are identical in all material respects to the discount notes issued on February 20, 1997, except that the Capstar Notes do not bear restrictive legends restricting the transfer thereof. The Capstar Notes are general unsecured senior obligations of

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES the Company, which will mature on February 1, 2009. No interest will accrue on the Capstar Notes prior to February 1, 2002. Thereafter, interest on the Capstar Notes will accrue at an annual rate of 12 3/4% and will be payable semi-annually in cash on February 1 and August 1 each year, commencing on August 1, 2002 to holders of record on the immediately preceding January 15 and July 15. The Capstar Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time on or after February 1, 2002 at the redemption prices set forth in the Indenture, plus, without duplication, accrued and unpaid interest to the redemption date. In addition, prior to February 1, 2001, the Company, at its option, may use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) or Major Asset Sales (as defined in the Indenture) to redeem up to 25% of the aggregate principal amount at maturity of the Capstar Notes at a redemption price of 112.75%; provided, however, that after any such redemption, there is outstanding at least 75% of the original aggregate principal amount at maturity of the Capstar Notes.

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

     On February 20, 1997, the Company and Capstar Radio, as borrower, entered into a credit facility (the "Former Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consisted of a $50.0 million revolving loan facility. On August 12, 1997, the Company amended and restated the Former Credit Facility (the "Credit Facility"). The Credit Facility consists of a $200.0 million revolving loan facility, and an additional $150 million of multiple advancing term loans subject to future commitment availability from the banks party to the Credit Facility. $75.0 million of the revolving loan facility is available to Capstar Radio for the issuance of letters of credit. Indebtedness under the Credit Facility is collateralized by the grant of a first priority perfected pledge of Capstar Radio's assets, including, without limitation, the capital stock of its subsidiaries. The Company, Capstar Broadcasting and all of the direct and indirect subsidiaries of the Company (other than Capstar Radio) have guaranteed the Credit Facility, which guarantees have been collateralized by grants of a first priority perfected pledge of substantially all of their assets, including Capstar Broadcasting's pledge of capital stock of the Company and the Company's pledge of the capital stock of Capstar Radio. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by Capstar Radio. All loans outstanding under the Credit Facility will mature in 2004. As of November 12, 1997, a principal balance of $72.2 million (excluding $19.9 million of outstanding letters of credit) was

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES outstanding under the Credit Facility and approximately $106.7 million would have been available for borrowing thereunder.

NOTE 6 -- STOCKHOLDER'S EQUITY

     At various dates during 1997, the Company issued 82,332,959 shares of Class A Common Stock, par value $0.1 per share ("Class A Common Stock"), of the Company and 18,181,818 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"), of the Company to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") at a purchase price ranging from $1.10 to $1.33 per share. The net proceeds were used in part to fund various acquisitions and retire existing indebtedness of the Company and the companies that were acquired.

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

     In connection with the July 1997 GulfStar Merger (see "Item 1. Financial Statements -- Note 1"), the Company recorded $5.4 million relating to the premium paid for the redemption of GulfStar's preferred stock.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In September 1997, the Company declared and paid to Capstar Broadcasting cash dividends totaling approximately $765,000 million relating to the proceeds from the disposition of three stations in the Bryan, Texas markets.

     In September 1997, the Company declared a dividend to Capstar Partners for $11.6 million.

     In June 1997, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 300,000,000 shares.

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

NOTE 8 -- EXTRAORDINARY ITEM

     On February 20, 1997, in connection with the financing of the acquisition of Osborn, the Company repaid its outstanding loan balance (including principal and interest) under the senior credit facility (the "AT&T Credit Facility") of Capstar Radio with AT&T Commercial Finance Corporation and recognized an extraordinary loss of approximately $868,000 as a result of the write off of unamortized deferred financing costs plus a prepayment penalty. In July 1997 and in connection with the GulfStar merger, the Company recorded an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $1.4 million.

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

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. "Broadcast Cash Flow" is defined as operating income before corporate expenses, noncash compensation expense and depreciation and amortization. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

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

     Because the Company has incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant charges for noncash compensation, dividends and accretion on preferred stock and depreciation and amortization expense related to the fixed assets and intangibles acquired in its acquisitions, the Company expects that it will report net losses attributable to common stock for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

     The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition and disposition activity. The major acquisitions in 1997, all of which have been accounted for using the purchase method of accounting, except for the GulfStar Merger, and major dispositions were as follows:

     In January 1997, the Company acquired substantially all of the assets of Triple Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The acquisition cost was approximately $2.5 million.

     In February 1997, the Company acquired substantially all of the assets of South Plain Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The acquisition cost was approximately $3.2 million.

     In February 1997, the Company acquired substantially all of the assets of J.Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFG-FM, Bloomfield, New Mexico. The acquisition cost was approximately $6.3 million.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 17 stations (11 FM and 6 AM). The acquisition cost was approximately $102.9 million, including 1,636,361 shares of common stock (having a deemed value of $1.10 per share).

     In March 1997, the Company acquired from Noalmark Broadcasting Corporation substantially all of the assets used or held for use in the operation of radio stations KKIX-FM and KKZQ-FM in the Fayetteville and Lowell, Arkansas markets, respectively. The acquisition cost was approximately $11.5 million.

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

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sales price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The acquisition cost was approximately $23.0 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The acquisition cost was approximately $3.5 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $5.0 million.

     In May 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The acquisition cost was approximately $1.3 million.

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") (see Note 1). The Company also repaid approximately $119.5 million of Gulfstar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering, the Hicks Muse Gulfstar Equity Investment and the Capstar BT Equity Investment.

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The acquisition cost was approximately $35.9 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/Lynchburg, Virginia market. The acquisition cost was approximately $8.3 million.

     In July 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The purchase price was approximately $2.6 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The acquisition cost was approximately $8.0 million.

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 30 radio stations (20 FM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware; Salibury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke-Lynchburg, Virginia; and Westchester, Virginia markets. The acquisition cost was approximately $192.1 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997. See "Item 1. Financial Statements -- Note 4."

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The acquisition cost was approximately $41.6 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The acquisition cost was approximately $10.0 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The acquisition cost was approximately $3.4 million.

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The acquisition cost for Booneville was approximately $1.6 million.

     In September 1997, the Company contributed substantially all of the assets of radio station WJBR-FM in Wilmington, Virginia to a newly formed limited liability corporation.

     The following table presents summary consolidated financial data of the Company (as restated) for the three months ended September 30, 1997 and 1996.

                                                            FOR THE THREE MONTHS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              1997             1996
                                                          -------------    -------------
OPERATING DATA:
  Net broadcast revenue.................................  $  51,247,547    $  8,648,340
  Station operating expenses............................     34,946,670       6,280,876
  Corporate expenses....................................      4,293,670       1,077,774
  Depreciation and amortization.........................      7,955,512         639,744
  Operating income......................................      4,051,695         649,946
  Interest expense......................................     12,460,510       1,340,772
     Net loss attributable to common stock..............  $ (27,158,361)   $ (1,351,047)
OTHER DATA:
  Broadcast cash flow(1)................................  $  16,300,877    $  2,367,464
  Broadcast cash flow margin............................           31.8%           27.4%
  EBITDA(2).............................................  $  12,007,207    $  1,289,690

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $42.6 million or 492.6% to $51.2 million for the three months ended September 30, 1997 from $8.6 million for the three months ended September 30, 1996. Net broadcast revenue increases are a result of the continuing acquisitions of the Company through September 30, 1997.

     Station Operating Expenses. Station operating expenses increased $28.7 million or 456.4% to $34.9 million for the three months ended September 30, 1997 from $6.3 million for the three months ended September 30, 1996. The increase is attributable to additional operating expenses as a result of continuing acquisitions of the Company through September 30, 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $13.9 million or 588.5% to $16.3 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. The broadcast cash flow margin was 31.8% for the three months ended September 30, 1997 compared to 27.4% for the three months ended September 30, 1996.

     Corporate Expenses. Corporate expenses increased approximately $3.2 million or 298.4% to approximately $4.3 million for the three months ended September 30, 1997 from approximately $1.1 million for the three months ended September 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October 1996 and the additional corporate expense associated with acquired radio station operations.

     Other Operating Expenses. Depreciation and amortization increased $7.3 million to $8.0 million for the three months ended September 30, 1997 from approximately $640,000 for the three months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the three months ended September 30, 1997 reflected an operating income of approximately $4.1 million compared to $650,000 for the three months ended September 30, 1996.

     Interest Expense. Interest expense increased approximately $11.1 million or 829.4% to $12.5 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the Company's acquisitions.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased approximately $25.8 million to $27.2 million for the three months ended September 30, 1997 from $1.4 million for the three months ended September 30, 1996.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $10.7 million or 831.0% to $12.0 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996. The EBITDA margin for the three months ended September 30, 1997 was 23.4% compared to 14.9% for the three months ended September 30, 1996.

     The following table presents summary consolidated financial data of the Company (as restated) for the nine months ended September 30, 1997 and 1996.

                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
OPERATING DATA:
  Net broadcast revenue.....................................  $ 116,403,618    $ 21,070,027
  Station operating expenses................................     78,895,202      15,908,816
  Corporate expenses........................................      9,399,031       1,035,297
  Corporate expenses -- noncash compensation................     10,817,712              --
  Depreciation and amortization.............................     17,293,328       1,869,392
  Operating income (loss)...................................         (1,655)      2,256,522
  Interest expense..........................................     31,830,146       3,219,154
     Net loss attributable to common stock..................  $ (50,196,202)   $ (2,520,737)
OTHER DATA:
  Broadcast cash flow(1)....................................  $  37,508,416    $  5,161,211
  Broadcast cash flow margin................................           32.2%           24.5%
  EBITDA(2).................................................  $  17,291,673    $  4,125,914
  Net cash used in operating activities.....................  $  (3,928,423)   $   (675,739)
  Net cash used in investing activities.....................  $(409,822,075)   $(15,566,163)
  Net cash provided by financing activities.................  $ 415,406,757    $ 17,180,685

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, corporate expenses -- noncash compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $95.3 million or 452.5% to $116.4 million for the nine months ended September 30, 1997 from $21.1 million for the nine months ended September 30, 1996. Net broadcast revenue increases are a result of continuing acquisitions through September 30, 1997.

     Station Operating Expenses. Station operating expenses increased $63.0 million or 395.9% to $78.9 million for the nine months ended September 30, 1997 from $15.9 million for the nine months ended September 30, 1996. The increase is attributable to additional station operating expenses as a result of continuing acquisitions of the Company through September 30, 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $32.3 million or 626.7% to $37.5 million for the nine months ended September 30, 1997 from $5.2 million for the nine months ended September 30, 1996. The broadcast cash flow margin was 32.2% for the nine months ended September 30, 1997 compared to 24.5% for the nine months ended September 30, 1996.

     Corporate Expenses. Corporate expenses, including noncash stock compensation, increased approximately $19.2 million or 1,852.8% to approximately $20.2 million for the nine months ended September 30, 1997 from approximately $1.0 million for the nine months ended September 30, 1996. This increase was primarily due to the corporate offices of the Company which opened in October 1996 and the additional corporate expense associated with radio station operations acquired during 1996 and 1997. During the nine months ended September 30, 1997, the Company recognized approximately $10.8 million of noncash compensation expense.

     Other Operating Expenses. Depreciation and amortization increased $15.4 million to $17.3 million for the nine months ended September 30, 1997 from approximately $1.9 million for the nine months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the nine months ended September 30, 1997 reflected an operating loss of $1,655 compared to an operating income of $2.3 million for the nine months ended September 30, 1996. The decrease is primarily attributable to the increased depreciation and amortization expense.

     Interest Expense. Interest expense increased approximately $28.6 million or 888.8% to $31.8 million for the nine months ended September 30, 1997 from $3.2 million for the nine months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the Company's acquisitions.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased approximately $47.7 million to $50.2 million for the nine months ended September 30, 1997 from $2.5 million for the nine months ended September 30, 1996.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $13.2 million or 319.1% to $17.3 million for the nine months ended September 30, 1997 from $4.1 million for the nine months ended September 30, 1996. The EBITDA margin for the nine months ended September 30, 1997 was 14.9% compared to 19.6% for the nine months ended September 30, 1996.

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

     Net cash used in operating activities was $3.9 million and $676,000 for the nine-month periods ended September 30, 1997 and 1996, respectively. Changes in the Company's net cash provided by operating activities are primarily the result of the Company's completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $409.8 million and $15.6 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities was $415.4 million and $17.2 million for the nine-month periods ended September 30, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions and dispositions and includes the effects of the acquisition of Capstar Radio in October 1996.

EXTRAORDINARY ITEM

     In connection with the acquisition of Osborn, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in an extraordinary loss of approximately $868,000 as a result of the write off of unamortized deferred financing costs plus a prepayment penalty. In July 1997 and in connection with the GulfStar Merger, the Company recorded an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $1.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure" which establishes disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.

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

     Management does not believe the implementation of SFAS No. 128, No. 129, No. 130 and No. 131 will have a material effect on its consolidated financial statements.

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

*   Previously filed.

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

Date: March 27, 1998

                               INDEX TO EXHIBITS

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