Form 10-Q
period 1999-03-31
CAPSTAR BROADCASTING PARTNERS INC
filed 1999-05-17
CIK 1026516

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-25683

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether Capstar Broadcasting Corporation ("Capstar Broadcasting") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of Capstar Partners' classes of common stock, as of the latest practicable date: As of May 1, 1999, 279,632,180 shares of Common Stock, par value $.01 per share ("Common Stock"), of Capstar Partners were outstanding. As of such date, there was no public market for the Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1998 and
         March 31, 1999 (unaudited)..................................     3
         Consolidated Statements of Operations for the three months
         ended March 31, 1998 and 1999 (unaudited)...................     4
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and 1999 (unaudited)......     5
         Notes to Consolidated Financial Statements (unaudited)......     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    18

                         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    19
Item 6.  Exhibits and Reports on Form 8-K............................    20

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc.,
(ii) the "Company" collectively refers to Capstar Partners and its subsidiaries,
(iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Partners, (iv) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the parent company of Capstar Partners who owns all of the outstanding common stock of Capstar Partners, and
(v) "CCI" refers to Capstar Communications, Inc. (formerly known as SFX Broadcasting, Inc.), an indirect subsidiary of Capstar Radio.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
Current assets:
  Cash and cash equivalents.................................   $   17,115    $   12,525
  Accounts receivable, net of allowance for doubtful
    accounts of $8,352 and $8,085, respectively.............      112,846        91,900
  Prepaid expenses and other current assets.................       20,121        23,413
                                                               ----------    ----------
        Total current assets................................      150,082       127,838
  Property and equipment, net...............................      248,920       252,004
  Intangibles and other, net................................    4,240,378     4,210,888
  Other non-current assets..................................       10,317         8,704
                                                               ----------    ----------
        Total assets........................................   $4,649,697    $4,599,434
                                                               ==========    ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Current portion of long-term debt.........................   $   29,834    $   39,891
  Accounts payable..........................................       11,615        11,247
  Accrued liabilities.......................................       68,231        68,011
  Income taxes payable......................................       38,018         4,081
                                                               ----------    ----------
        Total current liabilities...........................      147,698       123,230
  Long-term debt, net of current portion....................    1,598,755     1,619,897
  Due from parent...........................................         (797)       (1,031)
  Deferred income taxes.....................................    1,175,519     1,163,606
                                                               ----------    ----------
        Total liabilities...................................    2,921,175     2,905,702
                                                               ----------    ----------
Commitments and contingencies
Redeemable preferred stock:
  Capstar Broadcasting Partners, Inc., $.01 par value,
    10,000 shares authorized, 1,196 shares issued and
    outstanding respectively, aggregate liquidation
    preference of $119,624 and $123,212, respectively.......      113,699       116,756
Redeemable preferred stock of subsidiary:
  Capstar Communications, Inc. Series E Cumulative
    Exchangeable Preferred Stock, $.01 par value, 4,150
    shares authorized, 1,266 and 1,346 shares issued and
    outstanding, respectively, aggregate liquidation
    preference of $133,944 and $138,150, respectively.......      148,669       152,511
Stockholder's equity:
  Common stock, Class A, voting $.01 par value, 300,000
    shares authorized, 279,632 shares issued and outstanding
    at December 31, 1998 and March 31, 1999.................        2,796         2,796
  Common stock, Class B, nonvoting, $.01 par value, 50,000
    shares authorized, none issued..........................           --            --
  Additional paid-in capital................................    1,577,380     1,561,339
  Unearned compensation.....................................       (4,893)       (4,397)
  Accumulated deficit.......................................     (109,129)     (135,273)
                                                               ----------    ----------
        Total stockholder's equity..........................    1,466,154     1,424,465
                                                               ----------    ----------
        Total liabilities and stockholder's equity..........   $4,649,697    $4,599,434
                                                               ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Gross broadcast revenue.....................................  $ 70,086    $155,721
Less: agency commissions....................................    (6,011)    (13,716)
                                                              --------    --------
Net broadcast revenue.......................................    64,075     142,005
                                                              --------    --------
Operating expenses:
  Programming, technical and news...........................    15,780      29,855
  Sales and promotion.......................................    18,009      39,059
  General and administrative................................    13,971      23,272
Corporate expenses..........................................     3,664       6,268
Corporate expenses -- noncash compensation..................    15,793       2,002
LMA fees....................................................     1,871         319
Depreciation and amortization...............................    11,032      36,439
Merger, nonrecurring and systems development expense........        --       2,548
                                                              --------    --------
Operating income (loss).....................................   (16,045)      2,243
Other income (expense):
  Interest expense..........................................   (15,897)    (36,458)
  Interest income...........................................       454          97
  Other.....................................................      (134)       (145)
                                                              --------    --------
Loss before benefit for income taxes and dividends and
  accretion on preferred stock of subsidiary................   (31,622)    (34,263)
Benefit for income taxes....................................     4,962      11,961
Dividends and accretion on preferred stock of subsidiary....        --       3,842
                                                              --------    --------
Net loss....................................................   (26,660)    (26,144)
Dividends and accretion on preferred stocks.................     3,052       3,057
                                                              --------    --------
Net loss attributable to common stock.......................  $(29,712)   $(29,201)
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1999
                                                              ---------   --------
Cash flows from operating activities:
          Net cash used in operating activities.............  $    (934)  $ (8,192)
                                                              ---------   --------
Cash flows from investing activities:
  Proceeds from sale of broadcasting property...............     52,335         --
  Purchase of property and equipment........................     (4,162)   (11,788)
  Payments for acquisitions, net of cash acquired...........    (82,238)   (14,714)
  Payments for pending acquisitions.........................     (8,138)    (2,036)
  Other investing activities, net...........................       (353)      (580)
                                                              ---------   --------
          Net cash used in investing activities.............    (42,556)   (29,118)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from long-term debt and credit facilities........    105,600     61,000
  Repayment of long-term debt and credit facilities.........   (248,256)   (34,952)
  Payment of financing related costs........................         --       (330)
  Equity contribution by parent.............................    556,630      7,002
  Advances from Parent......................................        500         --
  Dividends paid on common stock............................   (224,669)        --
                                                              ---------   --------
          Net cash provided by financing activities.........    189,805     32,720
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........    146,315     (4,590)
Cash and cash equivalents at beginning of period............     70,059     17,115
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 216,374   $ 12,525
                                                              =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three month periods ended March 31, 1998 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 for Capstar Partners included in the Form 10-K of Capstar Partners (Commission File No. 333-25683).

     The consolidated financial statements include the accounts of Capstar Partners, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     On August 26, 1998, Capstar Broadcasting and Chancellor Media Corporation ("Chancellor Media"), an affiliate of Capstar Broadcasting, entered into a merger agreement (the merger agreement was subsequently amended and restated effective April 29, 1999). Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a merger between a wholly-owned subsidiary of Chancellor Media and Capstar Broadcasting, with Capstar Broadcasting surviving the merger as a wholly-owned subsidiary of Chancellor Media;

     - each share of Class A Common Stock, par value $0.01 per share, of Capstar Broadcasting ("Class A Common Stock"), Class B Common Stock, par value $0.01 per share, of Capstar Broadcasting, and Class C Common Stock, par value $0.01 per share, of Capstar Broadcasting, will represent 0.4955 shares of common stock in Chancellor Media;

     - each Capstar Broadcasting stock option and warrant that is outstanding and unexercised immediately prior to the merger will be assumed by Chancellor Media and will thereafter be an option or warrant to acquire
       0.4955 shares of common stock of Chancellor Media;

     - each share of Chancellor Media common stock will remain equal to one share of Chancellor Media common stock; and

     - each share of Chancellor Media preferred stock will remain equal to one share of Chancellor preferred stock.

     The completion of the merger depends on the satisfaction of a number of conditions. There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

     During the three months ended March 31, 1999, Capstar Partners acquired 11 FM and 3 AM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

     Acquisition activity during the three months ended March 31, 1999 was as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash.

                                              STATIONS
                                              ACQUIRED
                                              ---------
TRANSACTION                                   FM    AM    DATE OF ACQUISITION   PURCHASE OF    COST
-----------                                   ---   ---   -------------------   -----------   -------
Appalachian Broadcasting Company, Inc. .....   1     -    February 1999           Assets       $1,056
Noalmark Broadcasting Corp. ................   1     1    March 1999              Assets        3,395
Champion Broadcasting Corporation...........   9     2    March 1999              Assets       12,539
                                                                                              -------
                                                                                              $16,990
                                                                                              =======

     The acquisitions during the three months ended March 31, 1999 are summarized in the aggregate as follows:

                                                                 FOR THE
                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                   1999
                                                               ------------
Consideration:
  Cash......................................................     $15,522
  Acquisition costs.........................................       1,468
                                                                 -------
          Total.............................................     $16,990
                                                                 =======
Assets acquired:
  Property and equipment....................................     $ 4,639
  Intangible assets.........................................      12,351
                                                                 -------
          Total.............................................     $16,990
                                                                 =======

     On March 18, 1999, Capstar Broadcasting contributed to Muzak Holdings LLC ("Muzak Holdings") Capstar Broadcasting's Muzak affiliate territories in Atlanta, Albany and Macon, Georgia and Ft. Myers, Florida in exchange for voting membership units in Muzak Holdings. On May 3, 1999, Capstar Broadcasting contributed to Muzak Holdings its Muzak affiliate territory located in Omaha, Nebraska that Capstar Broadcasting acquired from Triathlon Broadcasting Company on April 30, 1999, in exchange for additional voting membership units in Muzak Holdings. The value of the membership units in Muzak Holdings that

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

\Capstar Broadcasting then held was approximately $20,500, subject to a working capital adjustment to be finalized. The investment in Muzak Holdings represents the book value of the net assets contributed, which approximates fair market value. Upon completion of the contribution of the Omaha affiliate territory, Capstar Broadcasting then held approximately 22.87% of the then outstanding voting power of Muzak Holdings.

     The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 1998 and 1999 as if all the acquisitions and dispositions completed through March 31, 1999 had occurred at the beginning of 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Net revenue.................................................  $125,562    $139,371
                                                              ========    ========
Net loss....................................................   (50,083)    (27,733)
                                                              ========    ========

     Subsequent to March 31, 1999, Capstar Partners acquired 22 FM and 10 AM radio stations and related broadcast equipment through the acquisition of Triathlon Broadcasting Company ("Triathlon") for aggregate consideration in cash of approximately $201,000. This acquisition was funded with borrowings from Capstar Partners' credit facility. In order to consummate the acquisition of Triathlon, Capstar Partners was required to dispose of certain radio stations in the Colorado Springs, Colorado, Spokane, Washington and Wichita, Kansas markets. Therefore, concurrently with the acquisition of Triathlon, Capstar Partners sold 1 FM and 3 AM radio stations (all of which were owned by Triathlon) in the Colorado Springs and Spokane markets to Citadel Broadcasting Company ("Citadel") for $10,000 in cash and exchanged radio station KSPZ-FM for KKLI-FM in the Colorado Springs market with Citadel. In addition, Capstar Partners placed 2 FM and 3 AM radio stations from the Wichita market (one of which was an existing Capstar Partners AM station) into trust pending the sale of the stations. As a result of the above transactions, Capstar Partners added 19 FM and 5 AM radio stations in six markets to its portfolio of radio stations.

     Subsequent to March 31, 1999, Capstar Partners disposed of one AM station and related broadcast equipment for approximately $500 in cash.

     Additionally, Capstar Partners has entered into the following;

     - one agreement to acquire two additional stations in Harrisburg, Pennsylvania for approximately $12,750; and

     - one agreement to dispose of one AM station for a total of approximately $500.

     Upon completion of the pending transactions, Capstar Partners will own and operate 340 stations in primarily mid-sized markets located throughout the United States. Consummation of each of the pending transactions is subject to numerous conditions, including governmental approvals. Accordingly, the actual date of consummation of each of the pending transactions may vary from the anticipated closing dates. No assurances can be given that any or all of the pending transactions will be consummated or that, if completed, they will be successful.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications, Inc. has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

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

     - award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit.

     In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed a notice of appeal.

     On July 24, 1998 in connection with the acquisition of Triathlon Broadcasting Company, Capstar Partners was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Partners. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Partners that allegedly favored the Class A common shareholders of Triathlon at the expense of the depository shareholders. Capstar Partners is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint seeks to have the action certified as a class action and seeks to enjoin the Triathlon acquisition or, in the alternative, seeks monitory damages in an unspecified amount. On February 12, 1999, the parties signed a Memorandum of Understanding that provides for the settlement of the lawsuit. The amount of the settlement will equal $0.11 additional consideration for each depository share owned by any class member at the effective time of the Triathlon acquisition. Capstar Partners also agreed not to oppose plaintiff's counsel's application for attorney's fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon a confirmatory discovery by the plaintiff, executive of a definitive settlement agreement and court approval.

     Capstar Partners is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of Capstar Partners.

NOTE 6 -- SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is engaged principally in one line of business-ownership and manage-

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ment of radio broadcast stations ("Radio") which represents more than 95% of consolidated net revenue. Radio is the Company's only reportable segment. Operating segments categorized as "Other" include results of insignificant operations and income and expense not allocated to reportable segments.

     The Company evaluates the performance of its operating segments and allocates resources to them based on their net revenue and broadcast cash flow ("BCF") which consists of operating income before merger, nonrecurring and systems development expense; depreciation, amortization, LMA fees, non-cash compensation expense, and corporate expenses.

     The Company has developed an operating structure designed to manage a large and growing number of radio stations throughout the United States. The Radio segment is operationally organized into six regions.

     The table below presents information about the reportable and "Other" operating segments. The prior period's segment information has been restated to conform with the current period's presentation. For the three months ended March 31, 1998 and 1999, segment data includes intersegment revenues.

                                                               RADIO     OTHER     TOTAL
                                                              --------   ------   --------
1998:
  Net revenue...............................................  $ 60,844   $3,231   $ 64,075
  BCF.......................................................    16,099      216     16,315
1999:
  Net revenue...............................................   137,266    6,332    143,598
  BCF.......................................................    50,719     (508)    50,211

     A reconciliation of total segment net revenue to total consolidated net revenue and of total segment BCF to total consolidated loss before benefit for income taxes and extraordinary item, for the three months ended March 31, 1998 and 1999 is as follows:

                                                                1998       1999
                                                              --------   --------
NET REVENUE
Total segment net revenue...................................  $ 64,075   $143,598
Elimination of intersegment net revenue.....................        --     (1,593)
                                                              --------   --------
  Consolidated net revenue..................................  $ 64,075   $142,005
                                                              ========   ========

                                                                1998       1999
                                                              --------   --------
BCF
Total BCF for reportable segments...........................  $ 16,315   $ 50,211
Corporate Expenses..........................................    (3,664)    (6,268)
Corporate expenses -- noncash compensation..................   (15,793)    (2,002)
LMA fees....................................................    (1,871)      (319)
Depreciation and Amortization...............................   (11,032)   (36,439)
Merger, nonrecurring and other expense......................        --     (2,548)
Nonoperating expenses.......................................   (15,577)   (36,506)
Intercompany profit.........................................        --       (392)
                                                              --------   --------
Consolidated loss before income taxes and dividends and
  accretion on preferred stock of subsidiaries..............  $(31,622)  $(34,263)
                                                              ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     In Management's Discussion and Analysis, management explains the general financial condition and the results of operations of Capstar Partners including:

     - what factors affect Capstar Partners' business;

     - what Capstar Partners' earnings and costs were in 1998 and 1999;

     - why those earnings and costs were different from the period before;

     - where Capstar Partners' earnings come from;

     - how all of this affects Capstar Partners' overall financial condition;

     - what Capstar Partners' expenditures for acquisitions and other capital needs were in the first quarter of 1999 and what management expects them to be for the remainder of the year; and

     - where cash will come from to pay for future capital expenditures and debt service obligations.

     As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Partners' Consolidated Financial Statements on pages 3 through
5. In Management's Discussion and Analysis, management analyzes and explains the changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Partners has completed since its inception. Management's analysis may be important to you in making decisions about your investments in Capstar Partners.

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

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees, noncash compensation expense and merger nonrecurring and systems development expense. EBITDA

(before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) consists of operating income before depreciation, amortization, LMA fees, noncash compensation expense fees and merger, nonrecurring and systems development expense. You should know that broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) are not measures of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Partners' operating income, cash flows from operating activities and other income or cash flow statements that are prepared in accordance with GAAP.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of Capstar Partners for the three months ended March 31, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Partners and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              ----------------------------
                                                                 1998             1999
                                                              -----------      -----------
                                                              (DOLLARS IN THOUSANDS,EXCEPT
                                                                    PER SHARE DATA)
OPERATING DATA:
  Net revenue...............................................   $ 64,075         $142,005
  Station operating expenses................................     47,760           92,186
  Corporate expenses........................................      3,664            6,268
  Noncash compensation expense(1)...........................     15,793            2,002
  LMA fees..................................................      1,871              319
  Depreciation and amortization.............................     11,032           36,439
  Merger, nonrecurring and systems development expense......         --            2,548
  Operating income (loss)...................................    (16,045)           2,243
  Interest expense..........................................     15,897           36,458
  Net loss..................................................    (26,660)         (26,144)
  Net loss attributable to common stock.....................    (29,712)         (29,201)
OTHER DATA:
  Broadcast cash flow.......................................   $ 16,315         $ 49,819
  Broadcast cash flow margin................................       25.5%            35.1%
  EBITDA (before noncash compensation expense, LMA fees and
     merger, nonrecurring and systems development
     expense)...............................................     12,651           43,551

---------------

(1) Consists of noncash compensation charges resulting from the grant of warrants, options and stock subscriptions.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net Revenue. Net revenue increased $77.9 million or 121.6% to $142.0 million in the three months ended March 31, 1999 from $64.1 million in the three months ended March 31, 1998. This increase was attributable to the acquisitions of radio stations and revenue generated from stations being operated by Chancellor Media pursuant to an LMA. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of March 31, 1999, net revenue increased $13.8 million or 11.0% to $139.4 million from $125.6 million in the three months ended March 31, 1998. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $44.4 million or 93.0% to $92.2 million in the three months ended March 31, 1999 from $47.8 million in the three months ended March 31, 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of March 31, 1999, operating expenses increased $8.4 million or 10.4% to $89.8 million from $81.4 million in the three months ended March 31, 1998. As a percent of revenue, historical operating expenses have declined from 74.5% in 1998 to 64.9% in 1999 as a result of cost savings measures implemented by Capstar Partners in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $2.6 million or 71.1% to $6.3 million in the three months ended March 31, 1999 from $3.7 million in the same period during 1998 primarily as a result of higher salary expense for additional staffing. As a percent of revenue, historical corporate expenses have declined from 5.7% in 1998 to 4.4% in 1999 as a result of cost savings measures implemented by Capstar Partners in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Other Operating Expenses. Depreciation and amortization increased $25.4 million or 230.3% to $36.4 million in the three months ended March 31, 1999 from $11.0 million in the same period in 1998 primarily due to radio station acquisitions consummated in 1998 and the first quarter of 1999. Noncash compensation expense related to certain options, warrants and stockholder non-recourse notes decreased $13.8 million or 87.3% to $2.0 million in 1999 from $15.8 million in 1998 due a significant increase in the fair value of the Class A common stock, $0.01 par value per share, of Capstar Broadcasting ("Class A Common Stock") during the first quarter of 1998 compared to an insignificant change in the fair value of the Class A Common Stock in the first quarter of 1999. In quarter ended March 31, 1999, Capstar Partners has recorded merger, nonrecurring and systems development expense of $2.5 million which consisted of $1.1 million of investment banking, legal and other expense related to the pending merger with Chancellor Media, $0.7 million consisting primarily of startup costs associated with Capstar Partners' sales training initiative and $0.7 million of business process reengineering and training expense incurred in connection with Capstar Partners' development of the Galaxy(TM) system.

     Other Income (Expense). Interest expense increased $20.6 million or 129.3% to $36.5 million in the three months ended March 31, 1999 from $15.9 million in the same period in 1998 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Partners' acquisitions.

     Net Loss. As a result of the factors described above, net loss decreased by $516,000 to a $26.1 million net loss in the three months ended March 31, 1999 from a $26.6 million net loss in the three months ended March 31, 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $33.5 million or 205.4% to $49.8 million in the three months ended March 31, 1999 from $16.3 million in the three months ended March 31, 1998. The broadcast cash flow margin was 35.1% in the three months ended March 31, 1999 as compared to 25.5% in the same period in 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of March 31, 1999, broadcast cash flow increased $5.4 million or 12.2% to $49.5 million from $44.1 million in the three months ended March 31, 1998.

     EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense). As a result of the factors described above, EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) increased $30.9 million or 244.2% to $43.5 million in the three months ended March 31, 1999 from $12.6 million in the three months ended March 31, 1998. The EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) margin increased to 30.7% in 1999 from 19.7% in 1998.

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

     In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 (the "12 3/4% Capstar Partners Notes") at a substantial discount from their aggregate principal amount at maturity of $277.0 million. The 12 3/4% Capstar Partners Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. As of March 31, 1999, the outstanding principal balance was $195.0 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.7 million semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Capstar Radio Notes".) As of March 31, 1999, the outstanding principal balance was $199.3 million. Capstar Radio pays interest payments of $9.25 million on the 9 1/4% Capstar Radio Notes semi-annually on January 1 and July 1 of each year. The 9 1/4% Capstar Radio Notes mature on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock (the "12% Capstar Partners Preferred Stock"). Capstar Partners is required to pay dividends on the 12% Capstar Partners Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends may be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares. Capstar Partners intends to continue to pay the dividend in additional shares, rather than cash, through July 1, 2002. As of May 1, 1999, 1,196,236 shares of the 12% Capstar Partners Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $119.6 million, excluding accrued dividends of $4.0 million.

     Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes") and its 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes"). Capstar Communications pays interest of approximately $15.8 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 11 3/8% CCI Notes mature on October 1, 2000. As of March 31, 1999, the outstanding principal balances were $322.6 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

     Capstar Communications has outstanding its Series E Cumulative Exchangeable Preferred Stock ("CCI Series E Preferred Stock"). Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. As of May 1, 1999, 1,346,091 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $134.6 million, excluding accrued dividends of $5.0 million.

     The merger with Chancellor Media will result in a change of control under Capstar Partners' and its subsidiaries' indebtedness and preferred stock, and Capstar Partners will be obligated to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable, if any, thereon. Capstar Partners anticipates paying for the change in control offers out of cash from operating activities.

     In addition to the debt and equity described above, Capstar Partners is a party to a credit facility under which Capstar Radio is the borrower. The credit facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. Pursuant to the credit facility and subject to bank availabilities and approvals, Capstar Partners may request additional term loans and revolving credit loans in an aggregate amount up to $550 million. The interest rate under the Capstar Partners credit facility is a floating rate. On May 1, 1999, Capstar Partners had borrowings of approximately $1,131.0 million outstanding under the Capstar Partners credit facility comprised of $284.0 million in revolving loans, $450.0 million under the A Term Loan and $397.0 million under the B Term Loan, with a weighted average effective interest rate of 7.3% per annum. On May 1, 1999, $205.7 million was available for borrowing, subject to financial covenants contained in the credit facility and the indentures that govern the indebtedness of

Capstar Partners' subsidiaries. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. The B Term Loan requires scheduled annual principal payments, payable quarterly, of $4 million in years 1999 through 2003, $180 million in 2004 and $200 million in 2005. In April 1999, the credit facility was amended to, among other things, permit the merger with Chancellor Media and related transactions to be consummated; increase the leverage ratio required to be maintained by Capstar Radio during the period from April 1, 1999 through September 30, 2000; increase the pricing of the credit facility beginning January 1, 2000; and permit the proposed amendment of a $150 million note payable by Capstar Broadcasting to Chancellor Media.

     In connection with the sales of assets and the spin-off of SFX Entertainment, Inc., Capstar Communications incurred an estimated federal income tax liability of approximately $93.0 million. SFX Entertainment, Inc. indemnified Capstar Communications for all of the estimated tax liability. These estimated federal income taxes were paid prior to March 31, 1999.

     Chancellor Media is providing services for eleven large market stations under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. From January 1, 1999 to March 31, 1999, Chancellor Media has paid Capstar Broadcasting approximately $12.4 million in LMA fees. For the remainder of 1999, Capstar Broadcasting expects to receive approximately $37.0 in LMA fees from Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the merger with Chancellor Media.

     In addition to debt service and tax liabilities, Capstar Partners' principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $42.0 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Partners believes that the disposition of certain assets, cash from operating activities, LMA fees from Chancellor Media, together with available revolving credit borrowings under the its credit facility, should be sufficient to permit Capstar Partners to meet its obligations. No assurances can be given that Capstar Partners will be able to find an alternative source of funds. In the future, Capstar Partners may require additional financing, either in the form of additional debt or equity securities. Capstar Partners evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Partners expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

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

     Net cash used in operating activities was approximately $0.9 million and $8.2 million for the three months ended March 31, 1998 and 1999, respectively. Changes in Capstar Partners' net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $42.6 million and $29.1 million for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by financing activities was $189.8 million and $32.7 million for the three months ended March 31, 1998 and 1999, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward looking statements. Such statements reflect Capstar Partners' current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation business conditions and growth in the industry and the general economy, competitive factors, changes in interest rates, the failure or inability to renew one or more of Capstar Partners' broadcasting licenses, and regulatory developments affecting Capstar Partners' operations and the acquisitions and dispositions described elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those indicated.

RECENT ACCOUNTING PRONOUNCEMENT

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing disruption in the operations of a company.

     A company-wide inventory and assessment of Capstar Partners' systems and operations began in December 1996, and is continuing, to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrently with its company-wide assessment, Capstar Partners is developing and is in the process of implementing its Year 2000 compliance program. Capstar Partners is utilizing both internal and external resources to identify its compliance. In addition, as part of its acquisition and consolidation strategy, Capstar Partners assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

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

     Management has determined that the software underlying StarSystem(TM) is Year 2000 compliant. StarSystem's(TM) wide area computer network is, however, dependent on the systems of Capstar Partners' telecommunications services providers. Capstar Partners sent a questionnaire to each of its telecommunications services providers asking it to update Capstar Partners on the status of its Year 2000 compliance. Based on the telecommunications services providers responses to the questionnaire, the providers appear to be Year 2000 compliant.

     Management has been assured by its vendors that Capstar Partners' digital automation systems are Year 2000 compliant. Capstar Partners has tested over 50% of these systems to insure their Year 2000 compliance and expects to complete testing of all of these systems by year end.

     Capstar Partners employs advertising scheduling and billing systems at each of its stations. Capstar Partners has received Year 2000 compliance certificates from the vendors providing the software applications underlying Capstar Partners' existing advertising scheduling and billing systems, certifying that such applications are Year 2000 compliant. Not all of the hardware underlying Capstar Partners' existing advertising scheduling and billing systems are Year 2000 compliant. As part of Capstar Partners' capital improvement program, Capstar Partners is replacing its Year 2000 noncompliant advertising scheduling and billing systems. Management estimates that such hardware replacement will be completed by the end of August 1999 at a total cost of approximately $90,000.

     Capstar Partners utilizes purchased software programs for it financial applications and office automation. Capstar Partners has received Year 2000 compliance certificates from the venders providing these software packages, certifying that such packages are Year 2000 compliant. Capstar Partners is currently testing these systems to insure their Year 2000 compliance.

     Capstar Partners has determined that some of its telephone systems are not Year 2000 compliant. As part of Capstar Partners' Year 2000 compliance efforts and its capital improvement program, management intends to remediate or replace such telephone systems by the end of September 1999 at a current estimated cost of approximately $150,000.

     In addition to identifying, assessing and remediating or replacing its mission critical systems, Capstar Partners is assessing its exposure from external sources to Year 2000 failures. Capstar Partners relies on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of Capstar Partners. Capstar Partners has begun sending questionnaires to each of these and other significant third party providers asking them to update Capstar Partners on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, Capstar Partners will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If Capstar Partners does not receive reasonable assurance regarding Year 2000 compliance from any provider of these services, Capstar Partners will then develop contingency plans, to the extent possible, to address its exposure.

     Costs specifically associated with ensuring that Capstar Partners' systems and the systems of third parties on which Capstar Partners is dependent are Year 2000 compliant are currently expected to be approximately $1.0 million, of which approximately $700,000 has been incurred to date. These cost estimates are subject to change once Capstar Partners has fully assessed its systems and responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under Capstar Partners' credit facility.

     Capstar Partners is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of Capstar Partners' systems or the systems of third parties. Initially, Capstar Partners believes that the failure of its advertising scheduling and billing systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Many of Capstar Partners' stations and transmitter sites currently have on-site generators in the event of power outages. As part of Capstar Partners' capital improvement program, management has begun installation of generators at each of its remaining stations and transmitter sites and expects to have approximately 98% coverage of its stations and transmitter sites by year end. Capstar Partners believes that the upgrade of the hardware on its existing advertising scheduling and billing systems and the installation of generators at substantially all of its stations will resolve possible disruptions in the business operations of Capstar Partners that would result from such risks. Capstar Partners may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from third party vendors and service providers. Capstar Partners expects to develop other contingency plans to mitigate the possible disruption in business operations that may result from Capstar Partners' systems or the systems of third parties that are not Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Capstar Partners due to adverse changes in financial and commodity market prices and rates. Capstar Partners is exposed to market risk in the areas of changes in the Unites States and international borrowing rates (i.e. prime rate or LIBOR).

INTEREST RATE RISK MANAGEMENT

     In January 1997, Capstar Partners entered into an interest rate swap agreement (a derivative instrument) designated as a partial hedge of Capstar Partners' portfolio of variable rate debt. The purpose of the swap is to reduce certain exposures to interest rate fluctuations. At March 31, 1999, this interest rate swap had a notional amount of $26.0 million, and a portfolio value of variable debt outstanding in the amount of $936.0 million. Under the agreement, Capstar Partners is receiving a weighted-average variable rate equal to LIBOR and paying a weighted-average fixed interest rate of 6.34%. The weighted-average LIBOR rate applicable to this agreement was 4.97% at March 31, 1999. Interest expense was increased by $170,000 and $74,000 in the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. Notional amounts do not quantify risk or represent assets or liabilities of Capstar Partners, but are used in the determination of cash settlements under the agreements. The interest rate swap agreement matures on January 31, 2000.

     The fair value of the interest rate swap is estimated by obtaining quotations from brokers. The fair value of the interest rate swap agreement as of March 31, 1999 is approximately negative $326,000, which is the estimate of the amount Capstar Partners would have to pay as of March 31, 1999 if the contract was transferred to other parties or cancelled by the broker. Management believes that potential, near-term losses in future earnings from reasonably possible near-term changes in market rates will be immaterial.

     The following table represents the notional amount and expected interest rates that exist during the term of the interest rate swap agreement. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are based on implied forward rates in the yield curve at the reporting date.

     In the normal course of business, Capstar Partners also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following table.

                                                                                FAIR
                                                             1999      2000     VALUE
                                                            -------   -------   -----
INTEREST RATE DERIVATIVE
Variable to Fixed:
Notional amount (in thousands)............................  $26,000   $26,000   $(326)
                                                                                (loss)
  Average pay rate........................................     6.34%     6.34%
  Average receive rate....................................     5.50%     5.75%

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 29, 1997, two lawsuits were commenced against SFX Broadcasting Inc. (currently Capstar Communications, Inc., an indirect subsidiary of Capstar Partners) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX acquisition to the holders of the CCI Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX acquisition or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the action. Pursuant to the settlement, SFX agreed not to seek an amendment to the SFX merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX acquisition in order to offset the indemnity obligations of SFX Entertainment Inc., a former subsidiary of SFX. The settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The settlement is conditioned on the consummation of the SFX acquisition (which has been consummated), completion of the confirmatory discovery (which has been completed) and approval of the court. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement documents soon to the court for its approval. However, there can be no assurance that the court will approve the settlement.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications, Inc. has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

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

     - award costs and attorneys' fees.

In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed a notice of appeal.

     On July 24, 1998 in connection with the acquisition of Triathlon Broadcasting Company, Capstar Partners was notified of an action filed on behalf of all holders of depository shares of Triathlon against

Triathlon, its directors, and Capstar Partners. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Partners that allegedly favored the Class A common shareholders of Triathlon at the expense of the depository shareholders. Capstar Partners is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint seeks to have the action certified as a class action and seeks to enjoin the Triathlon acquisition or, in the alternative, seeks monitory damages in an unspecified amount. On February 12, 1999, the parties signed a Memorandum of Understanding that provides for the settlement of the lawsuit. The amount of the settlement will equal $0.11 additional consideration for each depository share owned by any class member at the effective time of the Triathlon acquisition. Capstar Partners also agreed not to oppose plaintiff's counsel's application for attorney's fees and expenses in the aggregate amount of $150,000. The proposed settlement is contingent upon a confirmatory discovery by the plaintiff, executive of a definitive settlement agreement and court approval.

     On September 9, 1998, Capstar Partners was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks, Muse, Tate & Furst, Inc. ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Partners as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Partners because inter alia, the plaintiff seeks an injunction prohibiting the proposed merger of Capstar Broadcasting with Chancellor Media. As Capstar Partners is not a defendant in this action, Capstar Partners has no obligation to appear or participate.

     Capstar Partners is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Partners is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse affect on its consolidated financial position or results of operation.

     See Part I Item 1 Note 5 to the March 31, 1999 unaudited financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.(1)
           2.2           -- Amended and Restated Voting Agreement, dated as of April
                            29, 1999, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation, Capstar Broadcasting Partners,
                            L.P., Thomas O. Hicks and R. Steven Hicks.(1)
          10.1           -- Second Amendment and Waiver, dated as of April 23, 1999, among Capstar Broadcasting Corporation, Capstar
                            Broadcasting Partners, Inc., Capstar Radio Broadcasting
                            Partners, Inc. and the financial institutions party
                            thereto.(1)
          10.2           -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and Paul
                            D. Stone.(1)
          10.3           -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and
                            William S. Banowsky, Jr.(1)
          10.4           -- Second Amendment to Employment Agreement, dated March 15,
                            1999, between Capstar Broadcasting Corporation and D.
                            Geoffrey Armstrong.(1)
          10.5           -- Third Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and R.
                            Steven Hicks.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.(1)
          10.7           -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and Paul D.
                            Stone.(1)
          10.8           -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.(1)
          10.9           -- Second Amendment to Warrant, dated March 15, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.(1)
          27.1           -- Financial Data Schedule.*

---------------

 * Filed herewith.

(1) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, File No. 001-14107.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Capstar Partners during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Broadcasting Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPSTAR BROADCASTING PARTNERS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: May 17, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.(1)
           2.2           -- Amended and Restated Voting Agreement, dated as of April
                            29, 1999, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation, Capstar Broadcasting Partners,
                            L.P., Thomas O. Hicks and R. Steven Hicks.(1)
          10.1           -- Second Amendment and Waiver, dated as of April 23, 1999, among Capstar Broadcasting Corporation, Capstar
                            Broadcasting Partners, Inc., Capstar Radio Broadcasting
                            Partners, Inc. and the financial institutions party
                            thereto.(1)
          10.2           -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and Paul
                            D. Stone.(1)
          10.3           -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and
                            William S. Banowsky, Jr.(1)
          10.4           -- Second Amendment to Employment Agreement, dated March 15,
                            1999, between Capstar Broadcasting Corporation and D.
                            Geoffrey Armstrong.(1)
          10.5           -- Third Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and R.
                            Steven Hicks.(1)
          10.6           -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.(1)
          10.7           -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and Paul D.
                            Stone.(1)
          10.8           -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.(1)
          10.9           -- Second Amendment to Warrant, dated March 15, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.(1)
          27.1           -- Financial Data Schedule.*

---------------

 * Filed herewith.

(1) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, File No. 001-14107.