Form 10-Q
period 1999-06-30
CAPSTAR BROADCASTING PARTNERS INC
filed 1999-08-16
CIK 1026516

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR
   [ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                          -----------  ----------

                        COMMISSION FILE NUMBER 333-33015

                           --------------------------

                       CAPSTAR BROADCASTING PARTNERS, INC.
             (Exact name of Registrant as specified in its charter)


                       DELAWARE                           75-2672663

            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)



                  600 CONGRESS AVENUE
                      SUITE 1400
                     AUSTIN, TEXAS                          78701
            (Address of principal executive               (Zip Code)
                        offices)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)

                           --------------------------

     Indicate by check mark whether Capstar Broadcasting Partners, Inc. ("Capstar Partners" or the "Company") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of Capstar Partners' classes of common stock, as of the latest practicable date: As of August 10, 1999, 1,000 shares of Common Stock, par value $.01 per share ("Common Stock"), of Capstar Partners were outstanding. As of such date, there was no public market for the Common Stock.

================================================================================

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
                                 PART I -- FINANCIAL INFORMATION

          Item 1.    Financial Statements:

                     CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     Consolidated  Balance  Sheets as of December 31, 1998 and June 30,
                     1999 (unaudited)......................................................       3
                     Consolidated  Statements of Operations  for the three months ended
                     June 30, 1998 and 1999 (unaudited)....................................       4
                     Consolidated  Statements  of  Operations  for the six months ended
                     June 30, 1998 and 1999 (unaudited)....................................       5
                     Condensed  Consolidated  Statements  of  Cash  Flows  for  the six
                     months ended June 30, 1998 and 1999 (unaudited).......................       6
                     Notes to Consolidated Financial Statements (unaudited)................       7
          Item 2.    Management's  Discussion  and Analysis of Financial  Condition and
                     Results of Operations.................................................      13
          Item 3.    Quantitative and Qualitative Disclosure About Market Risk.............      20


                                        PART II -- OTHER INFORMATION

          Item 1.    Legal Proceedings.....................................................      21
          Item 6.    Exhibits and Reports on Form 8-K......................................      22

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc.,
(ii) the "Company" collectively refers to Capstar Partners and its subsidiaries,
(iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Partners, (iv) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the parent company of Capstar Partners who owns all of the outstanding common stock of Capstar Partners, and
(v) "CCI" refers to Capstar Communications, Inc., an indirect subsidiary of Capstar Radio.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                            DECEMBER JUNE 30,
                                                                                         1998              1999
                                                                                     ------------      ------------
Current assets:                                                                                         (unaudited)
  Cash and cash equivalents ....................................................     $     17,115      $     10,296
  Accounts receivable, net of allowance for doubtful accounts of $8,352 and
     $7,942, respectively ......................................................          112,846           118,168
 Prepaid expenses and other current assets .....................................           20,121            29,246
                                                                                     ------------      ------------
          Total current assets .................................................          150,082           157,710
  Property and equipment, net ..................................................          248,920           265,549
  Intangibles and other, net ...................................................        4,240,378         4,423,335
  Other non-current assets .....................................................           10,317             6,420
                                                                                     ------------      ------------
          Total assets .........................................................     $  4,649,697      $  4,853,014
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt ............................................     $     29,834      $     52,631
  Accounts payable .............................................................           11,615             9,164
  Accrued liabilities ..........................................................           68,231            69,855
  Income taxes payable .........................................................           38,018             4,684
                                                                                     ------------      ------------
          Total current liabilities ............................................          147,698           136,334
  Long-term debt, net of current portion .......................................        1,598,755         1,806,398
  Due to (from) parent .........................................................             (797)               34
  Deferred income taxes ........................................................        1,175,519         1,232,114
                                                                                     ------------      ------------
          Total liabilities ....................................................        2,921,175         3,174,880
                                                                                     ------------      ------------
Commitments and contingencies Redeemable preferred stock:
  Capstar Broadcasting Partners, Inc., $.01 par value, 10,000 shares authorized,
     1,196 and 1,268 shares issued and outstanding respectively, aggregate
     liquidation preference of $119,624 and $126,800, respectively .............          113,699           122,183
Redeemable preferred stock of subsidiary:
  Capstar Communications, Inc. Series E Cumulative Exchangeable Preferred Stock,
    $.01 par value, 4,150 shares authorized, 1,266 and 1,346 shares issued and outstanding, respectively, aggregate liquidation preference of $133,944
      and $142,398, respectively ...............................................          148,669           156,444
Stockholder's equity:
     Common stock, Class A, voting $.01 par value, 300,000 shares authorized,
       279,632 shares issued and outstanding at December 31, 1998
       and June 30, 1999 .......................................................            2,796             2,796
     Common stock, Class B, nonvoting, $.01 par value, 50,000 shares authorized,
       none issued .............................................................             --                --
     Additional paid-in capital ................................................        1,577,380         1,549,612
     Unearned compensation .....................................................           (4,893)           (3,901)
     Accumulated deficit .......................................................         (109,129)         (149,000)
                                                                                     ------------      ------------
          Total stockholder's equity ...........................................        1,466,154         1,399,507
                                                                                     ------------      ------------
          Total liabilities and stockholder's equity ...........................     $  4,649,697      $  4,853,014
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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS
                                                                        ENDED JUNE 30,
                                                                  --------------------------
                                                                     1998            1999
                                                                  ----------      ----------
Gross broadcast revenue .....................................     $  124,263      $  201,712
Less: agency commissions ....................................        (12,341)        (19,204)
                                                                  ----------      ----------
  Net broadcast revenue .....................................        111,922         182,508
                                                                  ----------      ----------
Operating expenses:
  Programming, technical and news ...........................         19,930          29,411
  Sales and promotion .......................................         30,976          49,513
  General and administrative ................................         16,830          22,434
Corporate expenses ..........................................          4,013           6,693
Corporate expenses-- noncash compensation ...................          6,676           4,910
LMA fees ....................................................          1,450              36
Depreciation and amortization ...............................         19,369          37,190
Merger, nonrecurring and systems development expense ........           --             7,825
                                                                  ----------      ----------
Operating income ............................................         12,678          24,496
Other income (expense):
  Interest expense ..........................................        (20,947)        (38,589)
  Interest income ...........................................            831            --
  Other .....................................................            202              78
                                                                  ----------      ----------
Loss before benefit for income taxes, dividends and accretion
  on preferred stock of subsidiary and extraordinary item ...         (7,236)        (14,015)
Benefit for income taxes ....................................            119           4,222
Dividends and accretion on preferred stock of subsidiary ....          2,403           3,934
                                                                  ----------      ----------
Loss before extraordinary item ..............................         (9,520)        (13,727)
Extraordinary item, loss on early extinguishment of debt ....          7,305            --
                                                                  ----------      ----------
Net loss ....................................................        (16,825)        (13,727)
Dividends and accretion on preferred stock ..................          3,050           5,427
                                                                  ----------      ----------
Net loss attributable to common stock .......................     $  (19,875)     $  (19,154)
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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                      FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                  --------------------------
                                                                     1998            1999
                                                                  ----------      ----------
Gross broadcast revenue .....................................     $  194,349      $  357,433
Less: agency commissions ....................................        (18,352)        (32,920)
                                                                  ----------      ----------
  Net broadcast revenue .....................................        175,997         324,513
                                                                  ----------      ----------
Operating expenses:
  Programming, technical and news ...........................         35,710          59,266
  Sales and promotion .......................................         48,985          88,572
  General and administrative ................................         30,801          45,706
Corporate expenses ..........................................          7,677          12,961
Corporate expenses-- noncash compensation ...................         22,469           6,912
LMA fees ....................................................          3,321             355
Depreciation and amortization ...............................         30,401          73,629
Merger, nonrecurring and systems development expense ........           --            10,373
                                                                  ----------      ----------
Operating income (loss) .....................................         (3,367)         26,739
Other income (expense):
  Interest expense ..........................................        (36,846)        (75,047)
  Interest income ...........................................          1,285              97
  Other .....................................................             68             (67)
                                                                  ----------      ----------
Loss before benefit for income taxes, dividends and accretion
  on preferred stock of subsidiary and extraordinary item ...        (38,860)        (48,278)
Benefit for income taxes ....................................          5,081          16,183
Dividends and accretion on preferred stock of subsidiary ....          2,403           7,776
                                                                  ----------      ----------
Loss before extraordinary item ..............................        (36,182)        (39,871)
Extraordinary item, loss on early extinguishment of debt ....          7,305            --
                                                                  ----------      ----------
Net loss ....................................................         43,487)        (39,871)
Dividends and accretion on preferred stocks .................          6,102           8,484
                                                                  ----------      ----------

Net loss attributable to common stock .......................     $  (49,589)     $  (48,355)
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

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                           FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                         1998            1999
                                                                                     ------------      ------------
Cash flows from operating activities:
          Net cash provided by (used in) operating activities ..................     $     23,273      $     (3,586)
                                                                                     ------------      ------------

Cash flows from investing activities:
  Proceeds from sale of broadcasting property ..................................          221,429            11,297
  Purchase of property and equipment ...........................................          (15,507)          (20,655)
  Payments for acquisitions, net of cash acquired ..............................       (1,378,830)         (154,971)
  Payments for pending acquisitions ............................................          (10,244)           (2,428)
  Other investing activities, net ..............................................          (12,162)              795
                                                                                     ------------      ------------
          Net cash used in investing activities ................................       (1,195,314)         (165,962)
                                                                                     ------------      ------------

Cash flows from financing activities:
  Proceeds from long-term debt and credit facilities ...........................          696,200           280,500
  Repayment of long-term debt and credit facilities ............................         (650,870)         (122,535)
  Payment of financing related costs ...........................................           (8,887)           (1,932)
  Equity contribution by parent ................................................        1,339,165             7,002
  Dividends paid on common stock ...............................................         (240,151)             (306)
                                                                                     ------------      ------------
          Net cash provided by financing activities ............................        1,135,457           162,729
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents ......................................          (36,584)           (6,819)
Cash and cash equivalents at beginning of period ...............................           70,059            17,115
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................................     $     33,475      $     10,296
                                                                                     ============      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and six month periods ended June 30, 1998 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 for Capstar Partners included in the Form 10-K of Capstar Partners (Commission File No. 333-33015).

     The consolidated financial statements include the accounts of Capstar Partners, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- AMFM MERGER

     On July 13, 1999, AMFM Inc. (previously known as Chancellor Media Corporation), a Delaware corporation ("AMFM"), acquired Capstar Broadcasting. The acquisition was effected through the merger (the "Merger") of CMC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AMFM ("Sub"), with and into Capstar Broadcasting, with Capstar Broadcasting as the surviving corporation. Capstar Partners is a direct subsidiary of Capstar Broadcasting. The acquisition of Capstar Broadcasting by AMFM resulted in a change of control of Capstar Broadcasting and Capstar Partners. As a result of the Merger, Capstar Partners became an indirect subsidiary of AMFM.

     As a result of the Merger, all of the then outstanding shares of Class A common stock, par value $0.01 per share, of Capstar Broadcasting ("Class A Common Stock"), Class B common stock, par value $0.01 per share, of Capstar Broadcasting ("Class B Common Stock"), and Class C common stock, par value $0.01 per share, of Capstar Broadcasting ("Class C Common Stock," and collectively with the Class A Common Stock and the Class B Common Stock, the "Common Stock"), were converted to the right to receive 0.4955 of a validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share, of AMFM ("AMFM Common Stock"). Based upon the number of shares of common stock outstanding on May 19, 1999, the total consideration paid by Parent in the Merger was approximately 53.5 million shares of AMFM Common Stock. AMFM also assumed options, warrants and other equity rights of Capstar Broadcasting which represent up to an additional 3.3 million shares of Parent Common Stock. Since the acquisition occurred subsequent to June 30, 1999, no adjustments have been recorded to the financial statements herein to reflect the acquisitions.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

     During the six months ended June 30, 1999, Capstar Partners acquired 35 FM and 13 AM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

     Acquisition activity during the six months ended June 30, 1999 was as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash.



                                                      STATIONS
                                                      ACQUIRED
                                             ------------------------
                        TRANSACTION              FM           AM      DATE OF ACQUISITION  PURCHASE OF      COST
                ---------------------------- ------------ ----------- ------------------ -------------- -----------
                Appalachian Broadcasting
                 Company, Inc.                    1           --      February 1999      Assets          $   1,056
                Noalmark Broadcasting Corp.       1           1       March 1999         Assets              3,395
                Champion Broadcasting
                 Corporation                      9           2       March 1999         Assets             12,539
                R. Steven Hicks                   1           --      April 1999         Assets              9,857
                Triathlon Broadcasting
                 Company                         22           10      April 1999         Stock             143,249
                Citadel Broadcasting
                 Company                          1           --      April 1999         Assets                699
                                                                                                        -----------

                                                                                                        $  170,795
                                                                                                        -----------

     The acquisitions during the six months ended June 30, 1999 are summarized in the aggregate as follows:





                                                                      FOR THE
                                                                     SIX MONTHS
                                                                        ENDED
                                                                      JUNE 30,
                                                                        1999
                                                                    -----------
Consideration:
  Cash..........................................................    $   162,782
  Acquisition costs.............................................          7,314
  Exchange of assets............................................            699
                                                                    -----------
          Total.................................................    $   170,795
                                                                    -----------
Assets acquired:
  Cash..........................................................    $      (858)
  Accounts receivable...........................................          7,575
  Prepaid expenses and other....................................            980
  Property and equipment........................................         17,177
  Intangible assets.............................................        285,966
  Accounts payable..............................................         (5,400)
  Long-term debt................................................        (61,892)
  Deferred income taxes.........................................        (72,753)
                                                                    -----------
          Total.................................................    $   170,795
                                                                    -----------

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     On March 18, 1999, Capstar Broadcasting contributed to Muzak Holdings LLC ("Muzak Holdings") Capstar Broadcasting's Muzak affiliate territories in Atlanta, Albany and Macon, Georgia and Ft. Myers, Florida in exchange for voting membership units in Muzak Holdings. On May 3, 1999, Capstar Broadcasting contributed to Muzak Holdings its Muzak affiliate territory located in Omaha, Nebraska that Capstar Broadcasting acquired from Triathlon Broadcasting Company on April 30, 1999, in exchange for additional voting membership units in Muzak Holdings. The value of the membership units in Muzak Holdings that Capstar Broadcasting then held was approximately $20,500, subject to a working capital adjustment which has not yet been finalized. The investment in Muzak Holdings represents the book value of the net assets contributed, which approximates fair market value. Upon completion of the contribution of the Omaha affiliate territory, Capstar Broadcasting then held approximately 22.87% of the then outstanding voting power of Muzak Holdings.

     During the six months ended June 30, 1999, Capstar Partners disposed of 4 FM and 7 AM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $18,758, including $10,500 in cash, $7,559 in dividends to parent and $699 in broadcast properties. The carrying value of net assets sold related to these stations approximated the consideration received.

     The following unaudited proforma summary presents the consolidated results of operations for the six months ended June 30, 1998 and 1999 as if all the acquisitions and dispositions completed through June 30, 1999 had occurred at the beginning of 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.


                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                     --------------------------
                                                         1998           1999
                                                     -----------    -----------
Net revenue......................................    $   302,403    $   331,724
                                                     ===========    -----------
Loss before extraordinary item...................        (79,232)       (49,890)
                                                     -----------    -----------
Net loss.........................................        (86,537)       (49,890)
                                                     -----------    -----------


     Subsequent to June 30, 1999, Capstar Partners acquired 3 FM radio stations and related broadcast equipment through acquisitions for aggregate consideration in cash of approximately $13,000. These acquisitions were funded with cash generated from operations.

     Additionally, Capstar Partners has entered into the following;

     o    Three agreements to acquire 3 FM stations for approximately $4,100;
          and

     o Two agreements to dispose of 2 FM and 3 AM stations for a total of approximately $4,450.

     Upon completion of the pending transactions, Capstar Partners will own and operate 339 stations in primarily mid-sized markets located throughout the United States. Consummation of each of the pending transactions is subject to numerous conditions, including governmental approvals. Accordingly, the actual date of consummation of each of the pending transactions may vary from the anticipated closing dates. No assurances can be given that any or all of the pending transactions will be consummated or that, if completed, they will be successful.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications, Inc. has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

     o declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant,

     o require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998,

     o in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and

     o award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit.

     In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed appellate briefs with the Supreme Court of the State of Delaware.

     On July 24, 1998 in connection with the acquisition of Triathlon Broadcasting Company, Capstar Partners was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Partners. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Partners that allegedly favored the Class A common shareholders of Triathlon at the expense of the depository shareholders. Capstar Partners is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint seeks to have the action certified as a class action and seeks to enjoin the Triathlon acquisition or, in the alternative, seeks monitory damages in an unspecified amount. On February 12, 1999, the parties signed a Memorandum of Understanding that provides for the settlement of the lawsuit. The amount of the settlement will equal $0.11 additional consideration for each depository share owned by any class member at the effective time of the Triathlon acquisition. Capstar Partners also agreed not to oppose plaintiff's counsel's application for attorney's fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon a confirmatory discovery by the plaintiff, execution of a definitive settlement agreement and court approval.

     Capstar Partners is involved in various other claims and lawsuits which are generally incidental to its business. Capstar Partners is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 -- SEGMENT INFORMATION

     In 1998, Capstar Partners adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Capstar Partners is engaged principally in one line of business-ownership and management of radio broadcast stations ("Radio") which represents more than 95% of consolidated net revenue. Radio is Capstar Partners' only reportable segment. Operating segments categorized as "Other" include results of insignificant operations and income and expense not allocated to reportable segments.

     Capstar Partners evaluates the performance of its operating segments and allocates resources to them based on their net revenue and broadcast cash flow ("BCF") because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. BCF consists of operating income before merger, nonrecurring and systems development expense; depreciation, amortization, LMA fees, non-cash compensation expense, and corporate expenses.

     Capstar Partners has developed an operating structure designed to manage a large and growing number of radio stations throughout the United States. The Radio segment is operationally organized into five regions.

     The table below presents information about the reportable and "Other" operating segments. The prior period's segment information has been restated to conform with the current period's presentation. For the six months ended June 30, 1998 and 1999, segment data includes intersegment revenues.


                                                          RADIO      OTHER        TOTAL
     1998:                                             ----------   --------   ----------
                 Net revenue........................   $  168,912   $  8,146   $  177,058
                 BCF................................       60,002      1,560       61,562
     1999:
                 Net revenue........................      316,827     11,563      328,390
                 BCF................................      133,465       (800)     132,665

     A reconciliation of total segment net revenue to total consolidated net revenue and of total segment BCF to total consolidated loss before benefit for income taxes and extraordinary item, for the six months ended June 30, 1998 and 1999 is as follows:


                                                     1998             1999
                                               ---------------  ---------------
NET REVENUE
Total segment net revenue....................  $       177,058  $       328,390
Elimination of intersegment net revenue......           (1,061)          (3,877)
                                               ---------------  ---------------
        Consolidated net revenue.............  $       175,997  $       324,513
                                               ===============  ===============

                                                     1998             1999
                                               ---------------  ---------------
BCF
Total BCF for reportable segments............  $        61,562  $       132,665
Corporate Expenses...........................           (7,677)         (12,961)
Corporate expenses - noncash compensation....          (22,469)          (6,912)
LMA fees.....................................           (3,321)            (355)
Depreciation and Amortization................          (30,401)         (73,629)
Merger, nonrecurring and other expense.......               --          (10,373)
Nonoperating expenses........................          (35,493)         (75,017)
Intercompany profit..........................           (1,061)          (1,696)
                                               ---------------  ---------------
Consolidated loss before income taxes,
    dividends and accretion on preferred
stock of subsidiary and extraordinary item...  $       (38,860) $       (48,278)
                                               ===============  ===============

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The table below presents information about the reportable and "Other" operating segments. The prior period's segment information has been restated to conform with the current period's presentation. For the three months ended June 30, 1998 and 1999, segment data includes intersegment revenues.


                                                          RADIO      OTHER      TOTAL
                                                        ---------   -------   ---------
     1998:
                  Net revenue........................   $ 108,068   $ 4,915   $ 112,983
                  BCF................................      43,903     1,344      45,247
     1999:
                  Net revenue........................     179,561     5,231     184,792
                  BCF................................      82,746     (292)      82,454


    A reconciliation of total segment net revenue to total consolidated net revenue and of total segment BCF to total consolidated loss before benefit for income taxes and extraordinary item, for the three months ended June 30, 1998 and 1999 is as follows:


                                                     1998             1999
                                               ---------------  ---------------
NET REVENUE
Total segment net revenue....................  $       112,983  $       184,792
Elimination of intersegment net revenue......          (1,061)          (2,284)
                                               ---------------  ---------------
            Consolidated net revenue.........  $       111,922  $       182,508
                                               ===============  ===============



                                                     1998             1999
                                               ---------------  ---------------
BCF
Total BCF for reportable segments............  $        45,247  $        82,454
Corporate Expenses...........................          (4,013)          (6,693)
Corporate expenses - noncash compensation....          (6,676)          (4,910)
LMA fees.....................................          (1,450)             (36)
Depreciation and Amortization................         (19,369)         (37,190)
Merger, nonrecurring and other expense.......               --          (7,825)
Nonoperating expenses........................         (19,914)         (38,511)
Intercompany profit..........................          (1,061)          (1,304)
                                               ---------------  ---------------
Consolidated loss before income taxes,
    dividends and accretion on preferred
stock of subsidiary and extraordinary item...  $       (7,236)  $      (14,015)
                                               ===============  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     In Management's Discussion and Analysis, management explains the general financial condition and the results of operations of Capstar Partners including:

o    what factors affect Capstar Partners' business;

o    what Capstar Partners' earnings and costs were for the periods discussed;

o why those earnings and costs were different from the comparable period in the prior year;

o    where Capstar Partners' earnings come from;

o    how all of this affects Capstar Partners' overall financial condition;

o what Capstar Partners' expenditures for acquisitions and other capital needs were in the second quarter of 1999 and what management expects them to be for the remainder of the year; and

o where cash will come from to pay for future capital expenditures and debt service obligations.

     As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Partners' Consolidated Financial Statements on pages 3 through
12. In Management's Discussion and Analysis, management analyzes and explains the changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Partners has completed since its inception. Management's analysis may be important to you in making decisions about your investments in Capstar Partners.

     On July 13, 1999, AMFM acquired Capstar Broadcasting. The acquisition was effected through the Merger. Capstar Partners is a direct subsidiary of Capstar Broadcasting. As a result of the Merger, Capstar Partners became an indirect subsidiary of AMFM. The acquisition of Capstar Broadcasting by AMFM may impact many of the matters discussed in this Management's Discussion and Analysis, including earnings, results of operations, expenses, liquidity and capital resources.

     Management believes that it is important to discuss advertising revenues and seasonal fluctuations of advertising revenues, two factors that have a strong influence on Capstar Partners' business performance:

o Advertising Revenues. Capstar Partners' revenues are derived primarily from the sale of time to local and national advertisers. These revenues are affected by the advertising rates that Capstar Partners is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Capstar Partners attempts to maximize revenues for each of its stations by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

o Seasonality. Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. Capstar Partners' operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, Capstar Partners' ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

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

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of Capstar Partners for the three months ended June 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Partners and the related notes included elsewhere in this Quarterly Report on Form 10-Q.



                                                                           FOR THE THREE MONTHS
                                                                              ENDED JUNE 30,
                                                                        --------------------------
                                                                           1998            1999
                                                                        ----------      ----------
                                                                           (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue ........................................................  $  111,922      $  182,508
  Station operating expenses .........................................      67,736         101,358
  Corporate expenses .................................................       4,013           6,693
  Noncash compensation expense (1) ...................................       6,676           4,910
  LMA fees ...........................................................       1,450              36
  Depreciation and amortization ......................................      19,369          37,190
  Merger, nonrecurring and systems development expense ...............        --             7,825
  Operating income ...................................................      12,678          24,496
  Interest expense ...................................................      20,947          38,589
  Net loss ...........................................................     (16,825)        (13,727)
  Net loss attributable to common stock ..............................  $  (19,875)     $  (19,154)
Other Data
  Broadcast cash flow ................................................  $   44,186      $   81,150
  Broadcast cash flow margin .........................................        39.5%           44.5%
  EBITDA (before noncash compensation expense, LMA
     fees and merger, nonrecurring and systems development expense)...  $   40,173      $   74,457

----------

(1) Consists of noncash compensation charges resulting from the grant of warrants, options and stock subscriptions.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Net Revenue. Net revenue increased $70.6 million or 63.1% to $182.5 million in the three months ended June 30, 1999 from $111.9 million in the three months ended June 30, 1998. This increase was attributable to the acquisitions of radio stations and revenue generated from stations being operated by AMFM pursuant to an LMA. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, net revenue increased $14.8 million or 8.7% to $185.2 million from $170.4 million in the three months ended June 30, 1998. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $33.6 million or 49.6% to $101.3 million in the three months ended June 30, 1999 from $67.7 million in the three months ended June 30, 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, operating expenses increased $6.7 million or 6.9% to $103.4 million from $96.7 million in the three months ended June 30, 1998. As a percent of revenue, historical operating expenses have declined from 60.5% in 1998 to 55.5% in 1999 as a result of cost savings measures implemented by Capstar Partners in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $2.7 million or 66.8% to $6.7 million in the three months ended June 30, 1999 from $4.0 million in the same period during 1998 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $17.8 million or 92.0% to $37.2 million in the three months ended June 30, 1999 from $19.4 million in the same period in 1998 primarily due to radio station acquisitions consummated in 1998 and through the second quarter of 1999. Noncash compensation expense related to certain options, warrants and stockholder non-recourse notes decreased $1.8 million or 26.5% to $4.9 million in 1999 from $6.7 million in 1998 due to a more significant increase in the fair value of the Class A Common Stock of Capstar Broadcasting during the second quarter of 1998 than in the second quarter of 1999. In the quarter ended June 30, 1999, Capstar Partners has recorded merger, nonrecurring and systems development expense of $7.8 million which consisted of $6.5 million of investment banking, legal and other expense related to the Merger, $1.0 million consisting primarily of startup costs associated with Capstar Partners' sales training initiative and $0.3 million of business process reengineering and training expense incurred in connection with Capstar Partners' development of the Galaxy(TM) system.

     Other Income (Expense). Interest expense increased $17.7 million or 84.2% to $38.6 million in the three months ended June 30, 1999 from $20.9 million in the same period in 1998 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Partners' acquisitions.

     Net Loss. As a result of the factors described above, net loss decreased by $3.1 to a $13.7 million net loss in the three months ended June 30, 1999 from a $16.8 million net loss in the three months ended June 30, 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $37.0 million or 83.7% to $81.2 million in the three months ended June 30, 1999 from $44.2 million in the three months ended June 30, 1998. The broadcast cash flow margin was 44.5% in the three months ended June 30, 1999 as compared to 39.5% in the same period in 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, broadcast cash flow increased $8.1 million or 11.0% to $81.8 million from $73.7 million in the three months ended June 30, 1998.

     EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense). As a result of the factors described above, EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) increased $34.3 million or 85.3% to $74.5 million in the three months ended June 30, 1999 from $40.2 million in the three months ended June 30, 1998. The EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) margin increased to 40.8% in 1999 from 35.9% in 1998.

     The following table presents summary supplemental historical consolidated financial data of Capstar Partners for the six months ended June 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Partners and the related notes included elsewhere in this Quarterly Report on Form 10-Q.


                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                        -----------------------
                                                                           1998         1999
                                                                        ---------     ---------
                                                                         (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue ......................................................    $ 175,997     $ 324,513
  Station operating expenses .......................................      115,496       193,544
  Corporate expenses ...............................................        7,677        12,961
  Noncash compensation expense (1) .................................       22,469         6,912
  LMA fees .........................................................        3,321           355
  Depreciation and amortization ....................................       30,401        73,629
  Merger, nonrecurring and systems development expense .............         --          10,373
  Operating income (loss) ..........................................       (3,367)       26,739
  Interest expense .................................................       36,846        75,047
  Net loss .........................................................      (43,487)      (39,871)
  Net loss attributable to common stock ............................      (49,589)    $ (48,355)
Other Data:
  Broadcast cash flow ..............................................    $  60,501     $ 130,969
  Broadcast cash flow margin .......................................         34.4%         40.4%
  EBITDA (before noncash compensation expense, LMA
     fees and merger, nonrecurring and systems development expense).    $  52,824     $ 118,008

----------

(1) Consists of noncash compensation charges resulting from the grant of warrants, options and stock subscriptions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net Revenue. Net revenue increased $148.5 million or 84.4% to $324.5 million in the six months ended June 30, 1999 from $176.0 million in the six months ended June 30, 1998. This increase was attributable to the acquisitions of radio stations and revenue generated from stations being operated by AMFM pursuant to an LMA. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, net revenue increased $29.3 million or 9.7% to $331.7 million from $302.4 million in the six months ended June 30, 1998. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $78.0 million or 67.6% to $193.5 million in the six months ended June 30, 1999 from $115.5 million in the six months ended June 30, 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, operating expenses increased $15.6 million or 8.6% to $198.3 million from $182.7 million in the six months ended June 30, 1998. As a percent of revenue, historical operating expenses have declined from 65.6% in 1998 to 59.6% in 1999 as a result of cost savings measures implemented by Capstar Partners in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $5.3 million or 68.8% to $13.0 million in the six months ended June 30, 1999 from $7.7 million in the same period during 1998 primarily as a result of higher salary expense for additional staffing. As a percent of revenue, historical corporate expenses have declined from 4.4% in 1998 to 4.0% in 1999 as a result of cost savings measures implemented by Capstar Partners in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Other Operating Expenses. Depreciation and amortization increased $43.2 million or 142.2% to $73.6 million in the six months ended June 30, 1999 from $30.4 million in the same period in 1998 primarily due to radio station acquisitions consummated in 1998 and through the second quarter of 1999. Noncash compensation expense related to certain options, warrants and stockholder non-recourse notes decreased $15.6 million or 69.2% to $6.9 million in 1999 from $22.5 million in 1998 due a significant increase in the fair value of the Class A Common Stock of Capstar Broadcasting during the first six months of 1998 compared to a less significant change in the fair value of the Class A Common Stock in the first six months of 1999. During the six months ended June 30, 1999, Capstar Partners has recorded merger, nonrecurring and systems development expense of $10.4 million which consisted of $7.6 million of investment banking, legal and other expense related to the Merger, $1.7 million consisting primarily of startup costs associated with Capstar Partners' sales training initiative and $1.1 million of business process reengineering and training expense incurred in connection with Capstar Partners' development of the Galaxy(TM) system.

     Other Income (Expense). Interest expense increased $38.2 million or 103.7% to $75.0 million in the six months ended June 30, 1999 from $36.8 million in the same period in 1998 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Partners' acquisitions.

     Net Loss. As a result of the factors described above, net loss decreased by $3.6 million to a $39.9 million net loss in the six months ended June 30, 1999 from a $43.5 million net loss in the six months ended June 30, 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $70.5 million or 116.5% to $131.0 million in the six months ended June 30, 1999 from $60.5 million in the six months ended June 30, 1998. The broadcast cash flow margin was 40.4% in the six months ended June 30, 1999 as compared to 34.4% in the same period in 1998. On a same store basis, for stations owned or operated, LMA fees and other non-radio operations as of June 30, 1999, broadcast cash flow increased $13.7 million or 11.4% to $133.4 million from $119.7 million in the six months ended June 30, 1998.

     EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense). As a result of the factors described above, EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) increased $65.2 million or 123.4% to $118.0 million in the six months ended June 30, 1999 from $52.8 million in the six months ended June 30, 1998. The EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) margin increased to 36.4% in 1999 from 30.0% in 1998.

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

     In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 (the "12 3/4% Capstar Partners Notes") at a substantial discount from their aggregate principal amount at maturity of $277.0 million. The 12 3/4% Capstar Partners Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. As of June 30, 1999, the outstanding principal balance was $201.1 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.7 million semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Capstar Radio Notes"). As of June 30, 1999, the outstanding principal balance was $199.3 million. Capstar Radio pays interest payments of $9.25 million on the 9 1/4% Capstar Radio Notes semi-annually on January 1 and July 1 of each year. The 9 1/4% Capstar Radio Notes mature on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock (the "12% Capstar Partners Preferred Stock"). Capstar Partners is required to pay dividends on the 12% Capstar Partners Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends may be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares. Capstar Partners intends to continue to pay the dividend in additional shares, rather than cash, through July 1, 2002. As of August 1, 1999, 1,267,999 shares of the 12% Capstar Partners Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $126.8 million, excluding accrued dividends of $1.3 million.

     Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes") and its 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes"). Capstar Communications pays interest of approximately $15.8 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 113/8% CCI Notes mature on October 1, 2000. As of June 30, 1999, the outstanding principal balances were $321.8 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

     Capstar Communications has outstanding its Series E Cumulative Exchangeable Preferred Stock ("CCI Series E Preferred Stock"). Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. As of August 1, 1999, 1,431,062 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $143.1 million, excluding accrued dividends of $800,000.

     The Merger resulted in a change of control under Capstar Partners' and its subsidiaries' indebtedness and preferred stock, and Capstar Partners is obligated to offer to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable, if any, thereon. Capstar Partners has sent change of control offers to offer to purchase the outstanding notes and preferred stocks and will close the acquisition of accepted tenders in August and September 1999. Capstar Partners anticipates paying for the change of control offers out of cash from operating activities.

     In addition to the debt and equity described above, Capstar Partners is a party to a credit facility under which Capstar Radio is the borrower. The credit facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. Pursuant to the credit facility and subject to bank availabilities and approvals, Capstar Partners may request additional term loans and revolving credit loans in an aggregate amount up to $550 million. The interest rate under the Capstar Partners credit facility is a floating rate. On August 1, 1999, Capstar Partners had borrowings of approximately $1,164.0 million outstanding under the Capstar Partners credit facility comprised of $318.0 million in revolving loans, $450.0 million under the A Term Loan and $396.0 million under the B Term Loan, with a weighted average effective interest rate of 7.27% per annum. On August 1, 1999, $180.9 million was available for borrowing, subject to financial covenants contained in the credit facility and the indentures that govern the indebtedness of Capstar Partners' subsidiaries. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. The B Term Loan requires scheduled annual principal payments, payable quarterly, of $4 million in years 1999 through 2003, $180 million in 2004 and $200 million in 2005. In April 1999, the credit facility was amended to, among other things, permit the merger with AMFM and related transactions to be consummated; increase the leverage ratio required to be maintained by Capstar Radio during the period from April 1, 1999 through September 30, 2000; increase the pricing of the credit facility beginning January 1, 2000; and permit the proposed amendment of a $150 million note payable by Capstar Broadcasting to AMFM.

     Chancellor Media Corporation of Los Angeles ("CMCLA"), a subsidiary of AMFM, is providing services for eleven large market stations under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, CMCLA has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. From January 1, 1999 to June 30, 1999, CMCLA has paid Capstar Broadcasting approximately $24.7 million in LMA fees. For the remainder of 1999, Capstar Broadcasting expects to receive approximately $24.7 in LMA fees from CMCLA. CMCLA is assessing, in light of the Merger, whether any changes will be made to the exchange agreement between Capstar Broadcasting and CMCLA.

     In addition to debt service and tax liabilities, Capstar Partners' principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $46.7 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Partners believes that the disposition of certain assets, cash from operating activities, LMA fees from CMCLA, together with available revolving credit borrowings under the its credit facility, should be sufficient to permit Capstar Partners to meet its obligations. In the future, Capstar Partners may require additional financing, either in the form of additional debt or equity securities. Capstar Partners evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Partners expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

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

     Net cash provided by (used in) operating activities was approximately $23.3 million and $(3.6) million for the six months ended June 30, 1998 and 1999, respectively. Changes in Capstar Partners' net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $1,195.3 million and $166.0 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities was $1,135.5 million and $162.7 million for the six months ended June 30, 1998 and 1999, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; and the control of the Company by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

     Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     BACKGROUND: The Year 2000 ("Y2K") issue is whether the Company's computer systems will properly recognize a date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     STATE OF READINESS: The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Y2K compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Y2K compliance.

     The Company has identified its corporate financial reporting and radio broadcasting operations (including advertising scheduling and billing systems) systems as its mission critical systems to evaluate for Y2K compliance. The Company has received Y2K compliance certificates from these application vendors indicating that they are Y2K compliant. The Company is in the process of testing these systems to ensure their Y2K compliance. In addition, the Company had identified StarSystem(TM), its digital automation systems, as one of its critical systems. Management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Y2K compliant, but is dependent on the systems of the Company's telecommunications service providers, over which the Company has no control. The Company has been assured by its vendors that the Company's other digital automation systems are Y2K compliant. The Company has tested substantially all of these systems to ensure their Y2K compliance.

     The list of the Company's mission critical systems may be expanded upon completion of the Company's inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Y2K compliant systems.

     THIRD PARTY RELATIONSHIPS: In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Y2K. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Y2K issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Y2K issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Y2K compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Y2K compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

     COSTS: Costs specifically associated with the Company's Y2K efforts are currently expected to be approximately $1.3 million, of which $850 thousand has been incurred to date. These cost estimates are subject to change once the Company has fully assessed its systems and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under the Company's credit facilities.

     RISKS: The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Y2K noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Y2K noncompliance are the most reasonably likely worst case scenarios. Many of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at many of its stations will resolve possible material disruptions in the business operations of the Company that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Y2K issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Y2K issues. The Company cannot guarantee that there will be no Y2K issues in spite of these efforts. If the Company does not complete all phases of its Y2K compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Y2K issue could have a material adverse impact on the Company's results of operations and financial condition.

     CONTINGENCY PLANS: The Company has begun to develop contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Y2K compliant. The Company has not finished the contingency planning phase. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will determine the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon a review of information available as of the Company's most recent interim balance sheet, management of the Company has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications, Inc. has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

     o declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant,

     o require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998,

     o in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and

     o    award costs and attorneys' fees.

In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed appellate briefs with the Supreme Court of the State of Delaware.

     On July 24, 1998 in connection with the acquisition of Triathlon Broadcasting Company, Capstar Partners was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Partners. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Partners that allegedly favored the Class A common shareholders of Triathlon at the expense of the depository shareholders. Capstar Partners is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint seeks to have the action certified as a class action and seeks to enjoin the Triathlon acquisition or, in the alternative, seeks monitory damages in an unspecified amount. On February 12, 1999, the parties signed a Memorandum of Understanding that provides for the settlement of the lawsuit. The amount of the settlement will equal $0.11 additional consideration for each depository share owned by any class member at the effective time of the Triathlon acquisition. Capstar Partners also agreed not to oppose plaintiff's counsel's application for attorney's fees and expenses in the aggregate amount of $150,000. The proposed settlement is contingent upon a confirmatory discovery by the plaintiff, execution of a definitive settlement agreement and court approval.

     On September 9, 1998, Capstar Partners was notified of an action filed on behalf of all owners of securities of AMFM Inc. against AMFM Inc., Hicks, Muse, Tate & Furst, Incorporated ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Partners as a defendant, the complaint alleges that AMFM Inc. and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Partners because inter alia, the plaintiff seeks an injunction prohibiting the proposed merger of Capstar Broadcasting with AMFM Inc. As Capstar Partners is not a defendant in this action, Capstar Partners has no obligation to appear or participate.

     Capstar Partners is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Partners is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operation.

     See Part I Item 1 Note 5 to the June 30, 1999 unaudited financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits



             EXHIBIT
             NUMBER                                    DESCRIPTION
             -------                                   -----------
              2.1                      Amended and Restated Agreement and Plan of Merger, dated as of
                                       April 29, 1999, among Chancellor Media Corporation, Capstar
                                       Broadcasting Corporation, CBC Acquisition company, Inc. and CMC
                                       Merger Sub, Inc. (1)
              2.2                      First Amendment to Amended and Restated Agreement and Plan of
                                       Merger, dated as of June 30, 1999, among Chancellor Media
                                       Corporation, Capstar Broadcasting Corporation and CMC Merger Sub,
                                       Inc. (2)
              3.1                      Certificate of Amendment to Certificate of Incorporation of Capstar
                                       Partners.*
             10.1                      Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners and Hicks, Muse &
                                       Co. Partners, L.P.*
             27.1                      Financial Data Schedule.*

----------

*    Filed herewith.

(1) Incorporated by reference to Exhibit 2.55 to the Quarterly Report on form 10-Q of Chancellor Media Corporation for the quarterly period ending March 31, 1999, file No. 000-21570.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-4 of Chancellor Media Corporation, dated July 1, 1999, File No. 333-80173.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Capstar Partners during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Broadcasting Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPSTAR BROADCASTING PARTNERS, INC.

                                  By:   /s/ PAUL D. STONE
                                     ---------------------------------
                                            Paul D. Stone
                                    Executive Vice President and
                                       Chief Financial Officer

Date: August 13, 1999

                                INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                                    DESCRIPTION
             -------                                   -----------
              2.1                      Amended and Restated Agreement and Plan of Merger, dated as of
                                       April 29, 1999, among Chancellor Media Corporation, Capstar
                                       Broadcasting Corporation, CBC Acquisition company, Inc. and CMC
                                       Merger Sub, Inc. (1)
              2.2                      First Amendment to Amended and Restated Agreement and Plan of
                                       Merger, dated as of June 30, 1999, among Chancellor Media
                                       Corporation, Capstar Broadcasting Corporation and CMC Merger Sub,
                                       Inc. (2)
              3.1                      Certificate of Amendment to Certificate of Incorporation of Capstar
                                       Partners.*
             10.1                      Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners and Hicks, Muse &
                                       Co. Partners, L.P.*
             27.1                      Financial Data Schedule.*

----------

*    Filed herewith.

(1) Incorporated by reference to Exhibit 2.55 to the Quarterly Report on form 10-Q of Chancellor Media Corporation for the quarterly period ending March 31, 1999, file No. 000-21570.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-4 of Chancellor Media Corporation, dated July 1, 1999, File No. 333-80173.