Form 10-Q
period 1999-09-30
CAPSTAR BROADCASTING PARTNERS INC
filed 1999-11-12
CIK 1026516

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                        COMMISSION FILE NUMBER 333-33015


                       CAPSTAR BROADCASTING PARTNERS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                                   75-2672663
                     (I.R.S. Employer Identification Number)

                 600 CONGRESS AVENUE, SUITE 1400, AUSTIN, TEXAS
                 78701 (Address of principal executive offices,
                               including zip code)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999, 1,000 shares of Common Stock, par value $.01 per share, of Capstar Broadcasting Partners, Inc. were outstanding. As of such date, there was no public market for the Common Stock.

================================================================================

                                     INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------

                          PART I.  FINANCIAL INFORMATION

               Item 1.    Financial Statements:
                          Condensed  Consolidated Balance Sheets as of December 31, 1998 and
                          September 30, 1999 (unaudited).................................................   3

                          Condensed  Consolidated  Statements  of  Operations  for the three months ended  September  30, 1998,  the period from July 1 to July
                          13,  1999  and the  period  from  July 14 to  September  30,  1999
                          (unaudited)....................................................................   4

                          Condensed  Consolidated  Statements  of  Operations  for the  nine months  ended  September  30,  1998,  the period from January 1 to
                          July 13,  1999 and the period from July 14 to  September  30, 1999
                          (unaudited)....................................................................   5

                          Condensed  Consolidated  Statement of Stockholder's Equity for the
                          nine months ended September 30, 1999 (unaudited)...............................   6

                          Condensed  Consolidated  Statements  of Cash  Flows  for the  nine months  ended  September  30,  1998,  the period from January 1 to
                          July 13,  1999 and the period from July 14 to  September  30, 1999
                          (unaudited)....................................................................   7

                          Notes to Condensed Consolidated Financial Statements (unaudited)...............   8

               Item 2.    Management's  Discussion  and Analysis of Financial  Condition and
                          Results of Operations..........................................................  14

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................  21


                          PART II.  OTHER INFORMATION

               Item 1.    Legal Proceedings..............................................................  22

               Item 2.    Changes in Securities and Use of Proceeds......................................  23

               Item 4.    Submission of Matters to a Vote of Security Holders............................  23

               Item 6.    Exhibits and Reports on Form 8-K...............................................  23

                          Signature......................................................................  24


    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "AMFM" refers to AMFM Inc. (formerly Chancellor Media Corporation), the parent company of Capstar Broadcasting, (ii) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, an indirect wholly-owned subsidiary of AMFM and the parent company of Capstar Partners who owns all of the outstanding common stock of Capstar Partners, (iii) "Capstar Communications" refers to Capstar Communications, Inc., an indirect subsidiary of Capstar Radio, (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., (v) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Partners and (vi) the "Company" collectively refers to Capstar Partners and its subsidiaries.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS


                                                                                        PRE-MERGER         POST-MERGER
                                                                                       ------------       -------------
                                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                                           1998               1999
                                                                                       ------------       -------------
                                                                                                          (UNAUDITED)
               Current assets:
                 Cash and cash equivalents...................................          $    17,115        $    17,366
                 Accounts receivable, less allowance for doubtful accounts
                    of $8,352 in 1998 and $9,381 in 1999.....................              112,846            117,970
                 Other current assets........................................               20,121             20,555
                                                                                       -----------        -----------
                         Total current assets................................              150,082            155,891
               Property and equipment, net...................................              248,920            268,622
               Intangibles assets, net.......................................            4,240,378          5,814,795
               Due from parent...............................................                  797              4,750
               Other assets..................................................               10,317              5,993
                                                                                       -----------        -----------
                                                                                       $ 4,650,494        $ 6,250,051
                                                                                       ===========        ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
               Current liabilities:
                 Accounts payable and accrued expenses.......................          $    79,846        $    84,831
                 Current portion of long-term debt...........................               26,500             54,625
                 Income taxes payable........................................               38,018              4,213
                                                                                       -----------        -----------
                         Total current liabilities...........................              144,364            143,669
               Long-term debt, net of current portion........................            1,594,875          1,863,170
               Deferred tax liabilities......................................            1,175,519          1,334,693
               Other liabilities.............................................                7,214              4,702
                                                                                       -----------        -----------
                         Total liabilities...................................            2,921,972          3,346,234
                                                                                       -----------        -----------
               Commitments and contingencies
               Redeemable preferred stock:
                Redeemable senior exchangeable preferred stock, par value $.01 per share, 10,000,000 shares authorized, 1,196,236 and
                   1,254,618 shares issued and outstanding, respectively;
                   liquidation preference of $119,624 and $129,226,
                   respectively .............................................             113,699             148,542
               Redeemable series E cumulative exchangeable preferred stock of subsidiary, par value $.01 per share, 4,150,000 shares
                   authorized, 1,266,176 and 1,430,989 shares issued and
                   outstanding, respectively; liquidation preference of $133,944
                   and $146,863, respectively ...............................              148,669            169,281
               Stockholder's equity:
                 Common stock, $.01 par value. 3,000 shares authorized; 1,000
                   shares issued and outstanding.............................                   --                 --
                 Paid-in capital.............................................            1,580,176          2,640,786
                 Unearned compensation.......................................               (4,893)            (3,706)
                 Accumulated deficit.........................................             (109,129)           (51,086)
                                                                                       -----------        -----------
                         Total stockholder's equity..........................            1,466,154          2,585,994
                                                                                       -----------        -----------
                                                                                       $ 4,650,494        $ 6,250,051
                                                                                       ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                       THREE MONTHS ENDED
                                                                                       SEPTEMBER 30, 1999
                                                                                  ---------------------------
                                                                    PRE-MERGER     PRE-MERGER     POST-MERGER
                                                                   -----------     -----------    -----------
                                                                   THREE MONTHS    PERIOD FROM    PERIOD FROM
                                                                      ENDED         JULY 1 TO     JULY 14 TO
                                                                  SEPTEMBER 30,      JULY 13,    SEPTEMBER 30,
                                                                      1998             1999          1999
                                                                  -------------     -----------  -------------

                 Gross revenues................................    $181,220       $ 25,150      $  181,944
                   Less agency commissions.....................      19,314          2,426          16,704
                                                                   --------       --------      ----------
                           Net revenues........................     161,906         22,724         165,240
                                                                   --------       --------      ----------
                 Operating expenses:
                   Operating expenses, excluding depreciation
                     and amortization..........................      88,639         13,227          89,221
                   Depreciation and amortization...............      31,101          4,719          91,135
                   Corporate general and administrative........       6,069            985           8,998
                   Non-cash compensation expense (benefit).....      (8,796)        13,372           2,456
                   Merger, non-recurring and other costs.......          --         40,915           1,182
                                                                   --------       --------      ----------
                      Operating income (loss)..................      44,893        (50,494)        (27,752)
                                                                   --------       --------      ----------
                 Other (income) expense:
                   Interest expense, net.......................      35,867          5,683          34,511
                   Other.......................................         (28)           (21)            144
                                                                   --------       --------      ----------
                      Income (loss) before income taxes and
                       dividends and accretion on preferred
                       stock of subsidiary.....................       9,054        (56,156)        (62,407)
                 Income tax expense (benefit)..................         256         (6,203)        (15,577)
                 Dividends and accretion on preferred stock
                   of subsidiary...............................       3,649            589           4,256
                                                                   --------       --------      ----------
                   Net income (loss)...........................       5,149        (50,542)        (51,086)
                 Dividends and accretion on preferred stock....       3,052            541           3,684
                                                                   --------       --------      ----------
                   Net income (loss) attributable to common
                      stock....................................    $  2,097       $(51,083)     $  (54,770)
                                                                   ========       ========      ==========





     See accompanying notes to condensed consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 1999
                                                                                    ----------------------------
                                                                     PRE-MERGER      PRE-MERGER     POST-MERGER
                                                                    -----------      -----------    ------------
                                                                    NINE MONTHS     PERIOD FROM     PERIOD FROM
                                                                       ENDED        JANUARY 1 TO    JULY 14 TO
                                                                   SEPTEMBER 30,      JULY 13,      SEPTEMBER 30,
                                                                       1998            1999            1999
                                                                   -------------    ------------    ------------

                 Gross revenues...............................      $   375,569      $   382,583    $    181,944
                   Less agency commissions....................           37,666           35,346          16,704
                                                                    -----------      -----------    ------------
                           Net revenues.......................          337,903          347,237         165,240
                                                                    -----------      -----------    ------------
                 Operating expenses:
                   Operating expenses, excluding
                      depreciation and amortization...........          204,135          206,771          89,221
                   Depreciation and amortization..............           64,823           78,703          91,135
                   Corporate general and administrative.......           13,746           13,946           8,998
                   Non-cash compensation......................           13,673           20,284           2,456
                   Merger, non-recurring and other costs......               --           51,288           1,182
                                                                    -----------      -----------    ------------
                      Operating income (loss).................           41,526          (23,755)        (27,752)
                                                                    -----------      -----------    ------------
                 Other (income) expense:
                   Interest expense, net......................           71,428           80,633          34,511
                   Other......................................              (96)              46             144
                                                                    -----------      -----------    ------------
                      Loss before income taxes, dividends
                        and accretion on preferred stock of
                        subsidiary and extraordinary item.....          (29,806)        (104,434)        (62,407)
                 Income tax benefit...........................           (4,825)         (22,386)        (15,577)
                 Dividends and accretion on preferred stock
                   of subsidiary..............................            6,052            8,365           4,256
                                                                    -----------      -----------    ------------
                   Loss before extraordinary item.............          (31,033)         (90,413)        (51,086)
                 Extraordinary loss, net of income tax
                   benefit....................................            7,305               --              --
                                                                    -----------      -----------    ------------
                   Net loss...................................          (38,338)         (90,413)        (51,086)
                 Dividends and accretion on preferred stock...            9,154            9,025           3,684
                                                                    -----------      -----------    ------------
                   Net loss attributable to common
                      stock...................................      $   (47,492)     $   (99,438)   $    (54,770)
                                                                    ===========      ===========    ============



     See accompanying notes to condensed consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                    PRE-MERGER
                                                   ------------------------------------------------------------------------------
                                                       COMMON STOCK                                                    TOTAL
                                                   -------------------      PAID-IN       UNEARNED    ACCUMULATED   STOCKHOLDER'S
                                                     SHARES    AMOUNT       CAPITAL     COMPENSATION    DEFICIT       EQUITY
                                                   --------   --------     ----------   ------------   ---------    ----------

Balances at December 31, 1998...................      1,000   $     --     $1,580,176      $ (4,893)   $(109,129)   $1,466,154
Equity contribution from parent.                         --         --          7,002            --           --         7,002
Dividends on common stock.......................         --         --        (32,204)           --           --       (32,204)
Dividends and accretion on preferred stock......         --         --         (9,025)           --           --        (9,025)
Non-cash compensation expense...................         --         --         19,141         1,143           --        20,284
Net loss........................................         --         --             --            --      (90,413)      (90,413)
                                                      -----   --------     ----------      --------    ---------    ----------
Balances at July 13, 1999.......................      1,000   $     --     $1,565,090      $ (3,750)   $(199,542)   $1,361,798
                                                      =====   ========     ==========      ========    =========    ==========

                                                                                    POST-MERGER
                                                   ------------------------------------------------------------------------------
                                                       COMMON STOCK                                                    TOTAL
                                                   -------------------       PAID-IN       UNEARNED    ACCUMULATED   STOCKHOLDER'S
                                                    SHARES     AMOUNT        CAPITAL     COMPENSATION    DEFICIT       EQUITY
                                                   --------   --------     ----------    ------------   ---------    ----------
Initial capitalization, July 14, 1999...........      1,000     $    --     $2,642,058     $ (3,750)    $     --      $2,638,308
Dividends and accretion on preferred stock......         --          --         (3,684)          --           --          (3,684)
Non-cash compensation expense...................         --          --          2,412           44           --           2,456
Net loss........................................         --          --             --           --      (51,086)        (51,086)
                                                      -----     -------     ----------     --------     --------      ----------
Balances at September 30, 1999..................      1,000     $    --     $2,640,786     $ (3,706)    $(51,086)     $2,585,994
                                                      =====     =======     ==========     ========     ========      ==========



     See accompanying notes to condensed consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                                               NINE MONTHS ENDED
                                                                                               SEPTEMBER 30, 1999
                                                                                         -----------------------------
                                                                          PRE-MERGER      PRE-MERGER     POST-MERGER
                                                                          -----------    ------------   --------------
                                                                          NINE MONTHS     PERIOD FROM    PERIOD FROM
                                                                             ENDED       JANUARY 1 TO     JULY 14 TO
                                                                         SEPTEMBER 30,     JULY 13,      SEPTEMBER 30,
                                                                             1998            1999            1999
                                                                         -------------   ------------   --------------
               Net cash provided by (used by) operating
                    activities......................................      $    70,608     $ (28,389)      $   36,331
                                                                          -----------     ---------       ----------
               Cash flows from investing activities:
                 Acquisitions, net of cash acquired.................       (1,425,297)     (154,971)         (16,461)
                 Proceeds from sale of assets.......................          229,180        11,297              422
                 Payments for pending acquisitions..................          (11,942)       (3,053)             (51)
                 Purchases of property and equipment................          (28,005)      (22,099)          (5,522)
                 Other..............................................           (5,494)          795             (176)
                                                                          -----------     ---------       ----------
                    Net cash used by investing activities...........       (1,241,558)     (168,031)         (21,788)
                                                                          -----------     ---------       ----------

               Cash flows from financing activities:
                 Proceeds of long-term debt.........................          995,200       313,500           78,500
                 Payments on long-term debt.........................         (827,952)     (122,535)         (90,712)
                 Payment of financing related costs.................           (8,887)       (1,932)              --
                 Equity contribution by parent......................        1,339,165         7,002               --
                 Redemption of preferred stock......................         (135,207)           --           (1,345)
                 Dividends on common stock..........................         (237,722)         (306)              --
                 Dividends on preferred stock.......................           (9,507)           --              (44)
                                                                          -----------     ---------       ----------
                    Net cash provided by (used by) financing
                    activities......................................        1,115,090       195,729          (13,601)
                                                                          -----------     ---------       ----------

               Increase (decrease) in cash and cash equivalents.....          (55,860)         (691)             942
               Cash and cash equivalents at beginning of period ....           70,059        17,115           16,424
                                                                          -----------     ---------       ----------

               Cash and cash equivalents at end of period...........      $    14,199     $  16,424       $   17,366
                                                                          ===========     =========       ==========





     See accompanying notes to condensed consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


1. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements include the accounts of Capstar Partners and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Interim period results are not necessarily indicative of results to be expected for the year.

    These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Capstar Partners' Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    On August 10, 1999, Capstar Partners effected a reverse stock split pursuant to which all of its outstanding shares of common stock were converted into 1,000 shares. All share data (other than authorized share data) contained in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

    Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. AMFM MERGER

    On July 13, 1999, AMFM acquired Capstar Broadcasting through the merger (the "Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. Capstar Partners is a direct subsidiary of Capstar Broadcasting. As a result of the Merger, Capstar Partners became an indirect subsidiary of AMFM.

    As a result of the Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. AMFM also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM common stock.

    Upon consummation of the Merger, Capstar Broadcasting made payments of $10,000 in cash to Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners," an affiliate of Hicks, Muse, Tate & Furst Incorporated, affiliates of which were the controlling stockholders of Capstar Broadcasting), and AMFM granted Hicks Muse Partners options to purchase up to 969,616 shares of AMFM common stock at a per share exercise price of $52.00 in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar Broadcasting and its subsidiaries and in satisfaction of the services performed by Hicks Muse Partners in connection with the Merger. In connection with the AMFM options granted to Hicks Muse Partners, Capstar Partners recorded a charge of $21,700 which, along with the $10,000 cash payment and other expenses incurred in connection with the Merger, is included in merger, non-recurring and other costs.

    AMFM accounted for its acquisition of Capstar Broadcasting as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of Capstar Partners and its subsidiaries for the period subsequent to July 13, 1999. The financial statements for Capstar Partners for the periods ended prior to July 13, 1999 were prepared using Capstar Partners' historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 15 years.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


3. CLEAR CHANNEL MERGER AGREEMENT

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by Capstar Partners. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

4. CHANGE IN LEGAL STRUCTURE AND REFINANCING

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Partners will be a wholly-owned subsidiary of Chancellor Mezzanine Holdings Corporation (to be renamed AMFM Holdings Inc.), a wholly-owned subsidiary of AMFM, and Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Senior Subordinated Exchange Debentures due 2006. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate or the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of AMFM, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar Advertising Company, an equity investment currently held by AMFM, to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

5. ACQUISITIONS AND DISPOSITIONS

(a) Completed Transactions

    During the nine months ended September 30, 1999, Capstar Partners acquired 39 FM and 13 AM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

    Acquisition activity during the nine months ended September 30, 1999 was as follows:

                                                     STATIONS
                                                     ACQUIRED
                                                  --------------
                       TRANSACTION                FM          AM       DATE OF ACQUISITION       PURCHASE OF        COST
                ----------------------------      --          --       -------------------       -----------     ----------
               Appalachian Broadcasting
                Company, Inc.                     1           --         February 1999              Assets       $    1,056
               Noalmark Broadcasting
                Corporation                       1            1          March 1999                Assets            3,395
               Champion Broadcasting
                Corporation                       9            2          March 1999                Assets           12,539
               R. Steven Hicks                    1           --          April 1999                Assets            9,857
               Triathlon Broadcasting
                Company                          22           10          April 1999                Stock           205,998
               Citadel Broadcasting
                Company                           1           --          April 1999                Assets            4,248
               LDR Broadcasting Ltd.              1           --           July 1999                Assets              321
               Quaker State Broadcasting
                Corporation                       2           --        September 1999              Assets           15,443
               Teddy Bear Communications          1           --        September 1999              Assets              697



    A summary of the net assets acquired in the period from January 1, 1999 to July 13, 1999 and the period from July 14, 1999 to September 30, 1999 follows:

                                                                         PRE-MERGER                POST-MERGER
                                                                        -------------             -------------
                                                                                                  PERIOD FROM
 .............................................................            PERIOD FROM              JULY 14 TO
 .............................................................           JANUARY 1 TO              SEPTEMBER 30,
 .............................................................           JULY 13, 1999                 1999
                                                                        -------------             -------------

Accounts receivable .........................................             $   7,575                $      --
Other current assets ........................................                   980                       --
Property and equipment, net .................................                17,177                      951
Intangible assets, net ......................................               289,514                   15,510
Accounts payable and accrued expenses .......................                (5,400)                      --
Deferred tax liabilities ....................................               (72,753)                      --
                                                                          ---------                ---------
        Total net assets acquired ...........................               237,093                   16,461

Less:

   Long-term debt assumed ...................................                61,892                       --
   Assets transferred in exchange ...........................                 4,247                       --
   Acquisition costs paid in prior period ...................                11,571                       --
   Accrued acquisition costs at end of period................                 4,412                       --
                                                                          ---------                ---------
        Cash paid for acquisitions ..........................             $ 154,971                $  16,461
                                                                          ---------                ---------

    During the nine months ended September 30, 1999, Capstar Partners disposed of five FM and seven AM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $22,730, including $10,923 in cash, $7,560 in dividends to parent and $4,247 in property and equipment. The carrying value of net assets sold related to these stations approximated the consideration received.

    The unaudited pro forma condensed consolidated results of operations data for the nine months ended September 30, 1998 and 1999, as if the acquisitions and dispositions through September 30, 1999 and the Merger occurred at January 1, 1998, follow.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                           NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                       -------------------------
                                                                                                           1998          1999
                                                                                                       -----------    ----------
Net revenues......................................................................................      $ 477,995      $ 520,933
Loss before extraordinary item....................................................................       (190,695)      (235,467)
Net loss..........................................................................................       (198,000)      (235,467)


    The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions, including the Merger, had been in effect for the entire periods presented.

    Subsequent to September 30, 1999, Capstar Partners acquired one FM radio station and related broadcast equipment for aggregate consideration of approximately $3,848.

(b)      Pending Transactions

    On February 20, 1998, AMFM entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Partners for an aggregate purchase price of $637,500. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143,250. On February 1, 1999, AMFM began operating WKNR-AM in Cleveland, a station owned by Capstar Partners, under a time brokerage agreement. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the Reorganization described in Note 4.

    On August 6, 1999, AMFM entered into an agreement to sell Capstar Partners' radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4,000 payable in cash. Although there can be no assurance, AMFM expects to complete the sale of these stations in the fourth quarter of 1999.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Partners stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Partners station, WYBC-FM in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the Cox exchange will be consummated in the first quarter of 2000.

    On September 14, 1999, AMFM entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,150 payable in cash. KQOD-FM will become part of the Capstar Partners station portfolio. AMFM began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, AMFM expects to complete the acquisition in the fourth quarter of 1999.

6. CONTINGENCIES

    On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of $950, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

    On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

    On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval.

    Capstar Partners is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Partners is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

7. SEGMENT DATA

    Capstar Partners is engaged principally in one line of business, ownership and management of radio broadcast stations, which represents more than 90% of consolidated net revenues. Capstar Partners also has operations in new media, primarily including software development and systems support. Separate financial data for the Capstar Partners' operating segments is provided below.




                                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999                           SEPTEMBER 30, 1999
                                                             ---------------------------                 ---------------------------
                                               PRE-MERGER     PRE-MERGER    POST-MERGER    PRE-MERGER     PRE-MERGER     POST-MERGER
                                              -------------  -----------   -------------   -----------   ------------    -----------
                                              THREE MONTHS   PERIOD FROM    PERIOD FROM    NINE MONTHS    PERIOD FROM    PERIOD FROM
                                                  ENDED       JULY 1 TO     JULY 14 TO        ENDED      JANUARY 1 TO    JULY 14 TO
                                              SEPTEMBER 30,    JULY 13,    SEPTEMBER 30,    SEPTEMBER      JULY 13,       SEPTEMBER
                                                  1998           1999          1999         30, 1998          1999        30, 1999
                                              -------------  -----------   -------------   -----------   ------------    -----------
     Radio broadcasting:
       Net revenues........................    $ 152,486      $  22,621     $ 156,744      $ 320,642      $ 339,290      $ 156,744
       Operating expenses, excluding
        depreciation and amortization......       79,238         12,866        82,671        188,879        196,146         82,671
       Depreciation and amortization.......       30,972          4,825        90,692         62,631         75,732         90,692
       Operating income (loss).............       39,658          4,558       (18,929)        64,578         60,974        (18,929)
     New media:
       Net revenues........................       10,832            412         9,698         21,535         11,976          9,698
       Operating expenses, excluding
        depreciation and amortization......       10,320            535         7,336         17,976         12,899          7,336
       Depreciation and amortization.......           54           (118)          380          1,967          2,808            380
       Operating income (loss).............          458             (5)        1,863          1,592         (3,732)         1,863


              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


    The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to Capstar Partners' consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation, and merger, non-recurring and other costs were not allocated to operating segments and must be included to reconcile to Capstar Partners' consolidated financial statements. Reconciling financial data is provided below:





                                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999                           SEPTEMBER 30, 1999
                                                             ----------------------------                ---------------------------
                                               PRE-MERGER     PRE-MERGER    POST-MERGER    PRE-MERGER     PRE-MERGER     POST-MERGER
                                              -----------    -----------   -------------   -----------   ------------    -----------
                                              THREE MONTHS   PERIOD FROM    PERIOD FROM    NINE MONTHS    PERIOD FROM    PERIOD FROM
                                                  ENDED       JULY 1 TO     JULY 14 TO        ENDED      JANUARY 1 TO    JULY 14 TO
                                              SEPTEMBER 30,    JULY 13,    SEPTEMBER 30,    SEPTEMBER      JULY 13,       SEPTEMBER
                                                  1998           1999          1999         30, 1998          1999        30, 1999
                                              -----------    -----------   -------------   -----------   ------------    -----------
     Intersegment net revenues............      $ 1,412        $   309      $   1,202       $ 4,274        $ 4,029       $   1,202
     Intersegment operating expenses,
       excluding depreciation and
       amortization.......................          919            174            786         2,720          2,274             786
     Unallocated depreciation and
       amortization.......................           75             12             63           225            163              63
     Unallocated corporate general and
       administrative expenses............        3,451            613          6,569         9,192          7,507           6,569
     Unallocated non-cash compensation....       (8,796)        13,372          2,456        13,673         20,284           2,456
     Unallocated merger, non-recurring and
       other costs........................           --         40,915          1,182            --         51,288           1,182




8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on Capstar Partners' consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Capstar Partners is a large radio broadcaster in the United States operating primarily in mid-sized markets. As of November 1, 1999, Capstar Partners owned and operated, programmed or sold air time for 332 radio stations (237 FM and 95
AM) in 79 markets, including 10 radio stations programmed under time brokerage ("LMA") or joint sales agreements.

    On July 13, 1999, AMFM acquired Capstar Broadcasting through the merger (the "Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. Capstar Partners is a direct subsidiary of Capstar Broadcasting. The acquisition of Capstar Broadcasting by AMFM resulted in a change of control of Capstar Broadcasting and Capstar Partners. As a result of the Merger, Capstar Partners became an indirect subsidiary of AMFM.

    As a result of the Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. AMFM also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM common stock.

    Upon consummation of the Merger, Capstar Broadcasting made payments of $10.0 million in cash to Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners," an affiliate of Hicks, Muse, Tate & Furst Incorporated, affiliates of which were the controlling stockholders of Capstar Broadcasting), and AMFM granted Hicks Muse Partners options to purchase up to 969,616 shares of AMFM common stock at a per share exercise price of $52.00 in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar Broadcasting and its subsidiaries and in satisfaction of the services performed by Hicks Muse Partners in connection with the Merger. In connection with the AMFM options granted to Hicks Muse Partners, Capstar Partners recorded a charge of $21.7 million which, along with the $10.0 million cash payment and other expenses incurred in connection with the Merger, is included in merger, non-recurring and other costs.

    AMFM accounted for its acquisition of Capstar Broadcasting as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of Capstar Partners and its subsidiaries for the period subsequent to July 13, 1999. The financial statements for Capstar Partners for the periods ended prior to July 13, 1999 were prepared using Capstar Partners' historical basis of accounting. The comparability of the operating results for the pre-merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 15 years.

    Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lower in the first and third calendar quarters and higher in the second and fourth calendar quarters of each year. Capstar Partners' operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

CLEAR CHANNEL MERGER

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by Capstar Partners. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

RESULTS OF OPERATIONS

    The following table presents summary historical condensed consolidated financial data of Capstar Partners for the three months and nine months ended September 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Partners and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

(dollars in thousands)


                                                     THREE MONTHS                   NINE MONTHS
                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                ----------------------        -----------------------
                                                  1998         1999             1998           1999
                                                  ----         ----             ----           ----
Net revenues..............................      $161,906     $ 187,964        $337,903      $ 512,477
Operating expenses, excluding depreciation        88,639       102,448         204,135        295,992
  and amortization........................
Depreciation and amortization.............        31,101        95,854          64,823        169,838
Corporate general and administrative......         6,069         9,983          13,746         22,944
Non-cash compensation.....................        (8,796)       15,828          13,673         22,740
Merger, non-recurring and other costs.....            --        42,097              --         52,470
                                                --------     ---------        --------      ---------
Operating income (loss)...................        44,893       (78,246)         41,526        (51,507)
Interest expense, net.....................        35,867        40,194          71,428        115,144
Net income (loss).........................         5,149      (101,628)        (38,338)      (141,499)

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

    Net revenues for the three months ended September 30, 1999 increased 16.1% to $188.0 million compared to $161.9 million for the third quarter of 1998. Operating expenses excluding depreciation and amortization increased 15.6% to $102.4 million for the three months ended September 30, 1999 compared to $88.6 million for the three months ended September 30, 1998. The increase in net revenues and operating expenses was attributable to the acquisitions of radio stations, growth in the sale of time to local and national advertisers and overall operational improvements.

    Depreciation and amortization for the three months ended September 30, 1999 increased 208.2% to $95.9 million compared to $31.1 million for the same period in 1998 due to the effects of purchase accounting adjustments, including goodwill and related amortization, that were pushed down as a result of the Merger and are reflected in the financial statements of Capstar Partners and its subsidiaries for the period subsequent to July 13, 1999, as well as radio station acquisitions consummated in 1998 and through the third quarter of 1999.

    Corporate general and administrative expenses for the three months ended September 30, 1999 increased 64.5% to $10.0 million compared to $6.1 million for the third quarter of 1998 primarily as a result of higher salary expense for additional staffing. Non-cash compensation expense, which relates to certain options, warrants and stockholder non-recourse notes, was $15.8 million for the three months ended September 30, 1999 compared to a benefit of $8.8 million for the third quarter of 1998. Changes in non-cash compensation expense are due to fluctuations in the value of the underlying common stock. During the three months ended September 30, 1999, Capstar Partners has recorded merger, non-recurring and other costs of $42.1 million, consisting primarily of investment banking, legal and other expenses related to the Merger.

    As a result of the above factors, Capstar Partners incurred an operating loss of $78.2 million for the three months ended September 30, 1999 compared to operating income of $44.9 million for the third quarter of 1998.

    Net interest expense for the three months ended September 30, 1999 increased 12.1% to $40.2 million compared to $35.9 million in the same period in 1998 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Partners' acquisitions.

    As a result of the above factors, Capstar Partners incurred a net loss of $101.6 million for the three months ended September 30, 1999 compared to net income of $5.1 million for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    Net revenues for the nine months ended September 30, 1999 increased 51.7% to $512.5 million compared to $337.9 million for the nine months ended September 30, 1998. Operating expenses excluding depreciation and amortization increased 45.0% to $296.0 million for the nine months ended September 30, 1999 compared to $204.1 million for the nine months ended September 30, 1998. The increase in net revenues and operating expenses was attributable to the acquisitions of radio stations, growth in the sale of time to local and national advertisers and overall operational improvements, as evidenced by the increase in Capstar Partners' direct operating margin from 39.6% for the nine months ended September 30, 1998 to 42.2% for the nine months ended September 30, 1999.

    Depreciation and amortization for the nine months ended September 30, 1999 increased 162.0% to $169.8 million compared to $64.8 million for the same period in 1998 due to the effects of purchase accounting adjustments, including goodwill and related amortization, that were pushed down as a result of the Merger and are reflected in the financial statements of Capstar Partners and its subsidiaries for the period subsequent to July 13, 1999, as well as radio station acquisitions consummated in 1998 and through the third quarter of 1999.

    Corporate general and administrative expenses for the nine months ended September 30, 1999 increased 66.9% to $22.9 million compared to $13.7 million for the nine months ended September 30, 1998 primarily as a result of higher salary expense for additional staffing. Non-cash compensation expense, which relates to certain options, warrants and stockholder non-recourse notes, was $22.7 million for the nine months ended September 30, 1999 compared to $13.7 million for the nine months ended September 30, 1998. Changes in non-cash compensation expense are due to fluctuations in the value of the underlying common stock. During the nine months ended September 30, 1999, Capstar Partners has recorded merger, non-recurring and other costs of $52.5 million, consisting primarily of investment banking, legal and other expenses related to the Merger.

    As a result of the above factors, Capstar Partners incurred an operating loss of $51.5 million for the nine months ended September 30, 1999 compared to operating income of $41.5 million for the nine months ended September 30, 1998.

    Net interest expense for the nine months ended September 30, 1999 increased 61.2% to $115.1 million compared to $71.4 for the nine months ended September 30, 1998 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Partners' acquisitions.

    As a result of the above factors, Capstar Partners incurred a net loss of $141.5 million for the nine months ended September 30, 1999 compared to a net loss of $38.3 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    Capstar Partners historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and Capstar Partners anticipates that this will continue to be the case. Operating activities provided net cash of $70.6 million and $7.9 million for the nine months ended September 30, 1998 and 1999, respectively. Capstar Partners has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of its acquisition strategy.

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

Outstanding Debt and Preferred Stock

    The Merger resulted in a change of control with respect to the outstanding indebtedness (other than Capstar Broadcasting's credit facility) and preferred stock of Capstar Partners and its subsidiaries, and each of Capstar Partners, Capstar Radio and Capstar Communications (the "Capstar Subsidiaries"), as applicable, offered to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable. The Capstar Subsidiaries made offers to purchase the outstanding notes and preferred stock and closed the acquisition of accepted tenders in August and September 1999. The Capstar Subsidiaries paid for the change of control offers out of cash from operating activities and Capstar Broadcasting's credit facility. The Capstar Subsidiaries repurchased the following notes and preferred stock upon completion of the change of control offers:

    o $3.7 million, or 1.3%, of the aggregate outstanding principal amount of the 12 3/4% Capstar Partners Senior Discount Notes due 2009;

    o $66.0 million, or 33.0%, of the aggregate outstanding principal amount of the 9 1/4% Capstar Radio Senior Subordinated Notes due 2007;

    o $0.3 million, or 0.1%, of the aggregate outstanding principal amount of the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006;

    o $0.1 million, or 17.6%, of the aggregate outstanding principal amount of the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000;

    o 13,381 shares, or 1.1%, of the outstanding shares of 12% Capstar Partners Senior Exchangeable Preferred Stock; and

    o 73 shares, or 0.005%, of the outstanding shares of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock.

    Remaining amounts of outstanding debt and preferred stock are detailed below.

    12 3/4% Capstar Partners Notes. In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 which are carried at a discount from their aggregate principal amount at maturity of $273.4 million. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of October 31, 1999, the carrying value was approximately $241.5 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.4 million semi-annually on February 1 and August 1 of each year until maturity.

    9 1/4% Capstar Radio Notes. In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007. In addition to the change of control repurchase noted above, Capstar Radio redeemed $5.0 million and $3.2 million on September 17, 1999 and September 24, 1999, resulting in a principal amount outstanding as of October 31, 1999 of $125.8 million. Capstar Radio pays interest of approximately $5.8 million on its 9 1/4% Senior Subordinated Notes due 2007 semi-annually on January 1 and July 1 of each year.

    10 3/4% Capstar Communications Notes and 11 3/8% Capstar Communications Notes. Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 and its 11 3/8% Senior Subordinated Notes due 2000. Capstar Communications pays interest of approximately $15.8 million on its 10 3/4% Senior Subordinated Notes due 2006 semi-annually on May 15 and November 15 of each year and pays interest of approximately $27,000 on its 11 3/8% Senior Subordinated Notes due 2000 semi-annually on April 1 and October 1 of each year. As of October 31, 1999, the outstanding principal balances were approximately $293.8 million and $0.5 million on the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000, respectively. On November 12, 1999, Capstar Communications completed a cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293.6 million in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $327.8 million plus accrued interest of $15.2 million. The repurchase was funded with borrowings under the senior credit facility of Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM.

    12% Capstar Partners Preferred Stock. In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. Capstar Partners is required to pay dividends on its 12% Senior Exchangeable Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends may be paid, at Capstar Partners' option, either in cash or in additional shares of 12% Capstar Partners Senior Exchangeable Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares. However, Capstar Partners intends to pay all future dividends in cash beginning January 1, 2000. As of October 31, 1999, 1,254,618 shares of the 12% Capstar Partners Senior Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends.

    12 5/8% Capstar Communications Series E Preferred Stock. Capstar Communications has outstanding its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Capstar Communications is required to pay dividends on its 12 5/8% Series E Cumulative Exchangeable Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002,

Capstar Communications may pay dividends either in cash or in additional shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend in additional shares. However, Capstar Communications intends to pay all future dividends in cash. As of October 31, 1999, 1,430,989 shares of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends. On October 12, 1999, Capstar Communications commenced a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. If at least a majority of the holders consent to the proposed modifications, then consenting holders of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock will be entitled to receive consent payments of $0.25 per share of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock. If the requisite consents are obtained and certain other conditions are satisfied, Capstar Communications intends to exchange the outstanding shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006 in November 1999.

    Capstar Broadcasting's Credit Facility. Capstar Broadcasting is a party to a credit facility under which Capstar Radio is the borrower. Capstar Broadcasting's credit facility consists of a $500.0 million revolving loan, a $450.0 million A Term Loan and a $400.0 million B Term Loan. Pursuant to Capstar Broadcasting's credit facility and subject to bank availabilities and approvals, Capstar Broadcasting may request additional term loans and revolving credit loans in an aggregate amount up to $550.0 million. The interest rate under Capstar Broadcasting's credit facility is a floating rate. As of October 31, 1999, Capstar Broadcasting had borrowings of approximately $1.2 billion outstanding under its credit facility, of which $54.6 million is current. The outstanding balance includes $389.5 million in revolving loans, $438.8 million under the A Term Loan and $395.0 million under the B Term Loan, with a weighted average effective interest rate of 7.55% per annum. As of October 31, 1999, $109.8 million was available for borrowing, subject to financial covenants contained in Capstar Broadcasting's credit facility and the indentures that govern the indebtedness of its subsidiaries. Beginning August 31, 1999, the A Term Loan required scheduled annual principal payments, payable quarterly, of $45.0 million for the first year, $67.5 million in the second and third years, $90.0 million for the fourth and fifth years, and two quarterly payments of $45.0 million during the final year commencing August 31, 2004. The B Term Loan requires scheduled annual principal payments, payable quarterly, of $4.0 million in years 1999 through 2003, $180.0 million in 2004 and $200.0 million in 2005. In April 1999, Capstar Broadcasting's credit facility was amended to, among other things, permit the Merger; increase the leverage ratio required to be maintained by Capstar Radio during the period from April 1, 1999 through September 30, 2000; increase the pricing of Capstar Broadcasting's credit facility beginning January 1, 2000; and permit Capstar Broadcasting's April 30, 1999 acquisition of Triathlon Broadcasting Company.

Change in Legal Structure and Refinancing

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Partners will be a wholly-owned subsidiary of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine", to be renamed AMFM Holdings Inc.), a wholly-owned subsidiary of AMFM, and Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and CMCLA, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Capstar Communications Senior Subordinated Debentures due 2006 described above. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar

Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar Advertising Company, an equity investment currently held by AMFM, to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

Pending Transactions

    On February 20, 1998, AMFM entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Partners for an aggregate purchase price of $637.5 million. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143.3 million. On February 1, 1999, AMFM began operating WKNR-AM in Cleveland, a station owned by Capstar Partners, under a time brokerage agreement. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the pending Reorganization.

    On August 6, 1999, AMFM entered into an agreement to sell Capstar Partners' radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4.0 million payable in cash. Although there can be no assurance, AMFM expects to complete the sale of these stations in the fourth quarter of 1999.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Partners stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Partners station, WYBC-FM in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the Cox exchange will be consummated in the first quarter of 2000.

    On September 14, 1999, AMFM entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5.2 million payable in cash. KQOD-FM will become part of the Capstar Partners station portfolio. AMFM began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, AMFM expects to complete the acquisition in the fourth quarter of 1999.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

    The principal liquidity requirements of Capstar Partners and its subsidiaries (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Partners believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under Capstar Broadcasting's credit facility, should be sufficient to permit Capstar Partners to meet its obligations. As of October 31, 1999, Capstar Partners had available borrowings of $109.8 million under Capstar Broadcasting's credit facility, subject to financial covenants contained in the credit facility and the indentures that govern the indebtedness of Capstar Partners' subsidiaries.

    In the future, Capstar Partners may require additional financing, either in the form of additional debt or equity securities. Capstar Partners evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. Capstar Partners expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Capstar Partners are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of Capstar Partners, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of Capstar Partners; the restrictions imposed on Capstar Partners and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the Year 2000 issue; and the control of Capstar Partners by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

    Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. Capstar Partners undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on Capstar Partners' consolidated financial statements.

YEAR 2000 ISSUE

    Background. The Year 2000 issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

    State Of Readiness. The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Year 2000 compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance.

    The Company has identified its corporate financial reporting and radio broadcasting operations (including advertising scheduling and billing systems) systems as its mission critical systems to evaluate for Year 2000 compliance. The Company has received Year 2000 compliance certificates from these application vendors indicating that they are Year 2000 compliant. The Company is in the process of testing these systems to ensure their Year 2000 compliance. In addition, the Company had identified StarSystem(TM), its digital automation systems, as one of its critical systems. Management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Year 2000 compliant, but is dependent on the systems of the Company's telecommunications service providers, over which the Company has no control. The Company has been assured by its vendors that its other digital automation systems are Year 2000 compliant. The Company has tested substantially all of these systems to ensure their Year 2000 compliance.

    The list of the Company's mission critical systems may be expanded upon completion of its inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

    Third Party Relationships. In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Year 2000. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Year 2000 issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Year 2000 compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Year 2000 compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

    Costs. Costs specifically associated with the Company's Year 2000 efforts are currently expected to be approximately $1.3 million, of which $1.1 million has been incurred to date. These cost estimates are subject to change once the Company has fully assessed its systems and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under AMFM's credit facilities.

    Risks. The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Most of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at most of its stations will resolve possible material disruptions in its business operations that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

    Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Year 2000 issues. The Company cannot guarantee that there will be no Year 2000 issues in spite of these efforts. If the Company does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on the Company's results of operations and financial condition.

    Contingency Plans. The Company has developed contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Year 2000 compliant. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will update the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Management monitors and evaluates changes in market conditions on a regular basis. Based upon a review of information available as of Capstar Partners' most recent interim balance sheet, management of Capstar Partners has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to Capstar Partners' Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of approximately $1.0 million, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

    On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

    On July 24, 1998, in connection with Capstar Broadcasting's pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of approximately $0.2 million. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval.

    Capstar Partners is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Partners is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 10, 1999, Capstar Partners effected a reverse stock split by amendment to its certificate of incorporation pursuant to which all of its outstanding shares of common stock were converted into 1,000 shares.

    On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By written consent dated August 2, 1999, the sole stockholder of Capstar Partners approved an amendment to the Certificate of Incorporation of Capstar Partners, which when filed on August 10, 1999, effected a reverse stock split in which the outstanding shares of Capstar Partners common stock were converted into 1,000 shares of Capstar Partners common stock.

    On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits



  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -----------
  2.1(a)         Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub, Inc.
                 and AMFM Inc.

  3.1(b)         Certificate of Amendment to Certificate of Incorporation of
                 Capstar Partners.

 10.1(c) Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners and Hicks, Muse &
                 Co. Partners, L.P. and Chancellor Media Corporation.

    27.1*        Financial Data Schedule.

------------------
*   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of AMFM dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.

(b) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending June 30, 1999.

(c) Incorporated by reference to exhibit number 10.73 to the Quarterly Report on Form 10-Q of AMFM for the quarterly period ending June 30, 1999, File No. 001-15145.

         (b) Reports on Form 8-K

         1. Current Report on Form 8-K (Items 1 and 7), dated July 13, 1999 and filed July 22, 1999, announcing (i) the change in control of Capstar Partners as a result of the acquisition by AMFM and (ii) the appointment of R. Gerald Turner to AMFM's Board of Directors.

         2. Current Report on Form 8-K (Items 5 and 7), dated August 25, 1999 and filed September 16, 1999, announcing the completion of Capstar Partners' change of control offer to purchase for cash all of its outstanding 12 3/4% Senior Discount Notes due 2009 and its 12% Senior Exchangeable Preferred Stock due 2009.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Broadcasting Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPSTAR BROADCASTING PARTNERS, INC.



                                        By:  /s/ W. SCHUYLER HANSEN
                                             ----------------------------------
                                             W. Schuyler Hansen
                                             Senior Vice President and Chief
                                             Accounting Officer




Date: November 12, 1999

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER         DESCRIPTION
 ------         -----------
 2.1(a)         Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub, Inc.
                and AMFM Inc.

 3.1(b)         Certificate of Amendment to Certificate of Incorporation of
                Capstar Partners.

10.1(c) Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners and Hicks, Muse &
                Co. Partners, L.P. and Chancellor Media Corporation.

   27.1*        Financial Data Schedule.

---------

*   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of AMFM dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.

(b) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending June 30, 1999.

(c) Incorporated by reference to exhibit number 10.73 to the Quarterly Report on Form 10-Q of AMFM for the quarterly period ending June 30, 1999, File No. 001-15145.