Form 10-K405
period 1999-12-31
CAPSTAR BROADCASTING PARTNERS INC
filed 2000-03-30
CIK 1026516

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          1845 WOODALL RODGERS FREEWAY, SUITE 1300, DALLAS, TEXAS 75201 (Address of principal executive offices, including zip code)

                                 (214) 922-8700
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                ----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Capstar Broadcasting Partners, Inc. is a wholly-owned subsidiary of AMFM Inc., and there is no market for the Registrant's common stock. As of March 29, 2000, 1,000 shares of the Registrant's common stock were outstanding.

    The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                TABLE OF CONTENTS

                                             PART I

Item 1.      Business................................................................   3
Item 2.      Properties..............................................................  24
Item 3.      Legal Proceedings.......................................................  24
Item 4.      Submission of Matters to a Vote of Security Holders.....................  25

                                             PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...  25
Item 6.      Selected Consolidated Financial Data....................................  25
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................  25
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............  33
Item 8.      Financial Statements and Supplementary Data.............................  33
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..................................................  33

                                            PART III

Item 10.     Directors and Executive Officers of the Registrant......................  33
Item 11.     Executive Compensation..................................................  33
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management...........................................................  33
Item 13.     Certain Relationships and Related Transactions..........................  33

                                             PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form  8-K........  34

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Capstar Broadcasting Partners, Inc. together with its subsidiaries ("Capstar Partners" or the "Company") is an indirect wholly-owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM"), a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, the Company owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States.

    On July 13, 1999, AMFM acquired Capstar Broadcasting Corporation ("Capstar Broadcasting") and its subsidiaries, which included Capstar Partners, through a merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned direct subsidiary of AMFM. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. Immediately prior to the Capstar merger, the portfolio of Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM, included 124 radio stations (92 FM and 32 AM). As a result of the Capstar merger, CMCLA added 338 radio stations (239 FM and 99 AM) to its portfolio and assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting representing up to an additional 3.2 million shares of AMFM common stock.

    On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Partners and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries (the "Corporate Reorganization"). As part of the combination, Capstar Broadcasting was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation. In addition, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and CMCLA merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

    As CMCLA and Capstar Partners were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements for all periods and dates presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Partners, the Company's financial statements also include the accounts of Capstar Partners and its subsidiaries.

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays, television stations, a media representation business and a growing presence in Internet operations. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Completion of the Clear Channel merger is subject to the satisfaction or waiver of numerous conditions summarized in "-- Recent Developments -- Clear Channel," including stockholder approval by both companies and regulatory approval by the Federal Communications Commission and the U.S. Department of Justice. The Company expects that the Clear Channel merger will be completed during the second half of 2000 if all conditions to the merger are satisfied. The Company cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within the Company's control. See "-- Recent Developments -- Clear Channel" for a more complete description of the terms and conditions of the Clear Channel merger.

AMFM RADIO GROUP

    As of December 31, 1999, the Company owned and operated, programmed or sold air time for 456 radio stations (330 FM and 126 AM) in 102 markets in the continental United States and in Puerto Rico, including 12 radio stations programmed under time brokerage or joint sales agreements. The Company owned superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Dallas/Ft. Worth, Washington, D.C., Houston, Philadelphia, Detroit, Denver and Minneapolis-St. Paul and in five other large markets -- Phoenix, Cleveland, Orlando, Pittsburgh and Puerto Rico as of December 31, 1999. Upon completion of the Company's pending transactions, excluding the Clear Channel merger and divestitures required to complete the merger, the Company will own and operate 442 radio stations serving 99 markets.

    The AMFM Radio Group also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from the Company's portfolio of stations). The AMFM Radio Networks' syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Smooth Jazz Show, The Bob & Tom Morning Show and special events such as horse racing's Triple Crown, which includes the Kentucky Derby.

    The AMFM Radio Group also includes Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

    The Company's portfolio of radio stations is geographically diversified and employs a wide variety of programming formats, including adult contemporary, contemporary hit radio, jammin' oldies, urban, jazz, country, oldies, news/talk, rock and sports. Each radio station targets a specific demographic audience within a market, with the majority of the stations appealing primarily to 18 to 34 or 25 to 54 year-old men and/or women, the demographic groups most sought after by advertisers. Management believes that, because of the size and diversity of its station portfolio, the Company is not unduly reliant on the performance of any one station or market. Management also believes that the diversity of its portfolio of radio stations helps to insulate the Company from downturns in specific markets and changes in musical tastes.

AMFM NEW MEDIA GROUP

    Media Representation. The Company, through CMCLA, entered into the media representation business with the acquisition of Katz Media Group, Inc. and its subsidiaries ("Katz Media") on October 28, 1997. Katz Media is a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz Media is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. Katz Media is the exclusive representation firm for over 2,100 radio stations, including radio stations owned and operated by the Company, Bonneville International Corporation, Clear Channel, Cox Radio, Inc., Hispanic Broadcasting Corporation and Infinity Broadcasting Corporation. Katz Media is also the exclusive representation firm for over 350 television stations, including television stations owned and operated by Allbritton Communications Company, Clear Channel, The E.W. Scripps Company, Fisher Broadcasting, Inc., Hearst Argyle Television, Inc., Lee Enterprises Incorporated, The New York Times Company, Paramount Communications, Inc. and Sinclair Broadcast Group, Inc., among others.

    New Systems Development. To allow radio stations to serve their advertising clients better and to compete more effectively with other media, the Company has designed and created Galaxy(TM), a centralized advertising inventory management system providing up-to-the-minute information on available advertising time slots and current advertising rates. The Company also owns StarSystem(TM), a programming distribution network enabling the Company to cost-effectively provide high-quality on-air talent while still maintaining a station's local identity.

LAMAR ADVERTISING COMPANY INVESTMENT

    The Company, through CMCLA, completed the sale of its outdoor advertising business to Lamar on September 15, 1999. The Company now owns an approximate 30% equity (11% voting) interest in Lamar. The Company is required to retain the shares of Lamar class A common stock representing its 30% equity interest in Lamar until September 15, 2000.

    Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. Lamar operates approximately 116,800 outdoor advertising displays in 42 states and is ranked first in the United States in terms of the number of display faces. In addition, Lamar operates the largest logo sign business (signs located near highway exits which deliver brand name and directional information on available gas, food, lodging and camping services) in the United States. Lamar also operates transit advertising displays on bus shelters, bus benches and buses in several markets. Lamar's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets (i.e., markets with a population ranking between 50 and 250).

    For the years ended December 31, 1998 and 1999, Lamar reported net revenue of $288.6 million and $444.1 million, respectively, operating income before depreciation and amortization of $134.8 million and $206.7 million, respectively, and net loss applicable to common stock of $12.3 million and $44.9 million, respectively.

RECENT DEVELOPMENTS

Clear Channel

    On October 2, 1999, AMFM and Clear Channel agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel.

    Completion of the Clear Channel merger is subject to the satisfaction or waiver of numerous conditions summarized in "-- Conditions to the Merger," including stockholder approval by both companies and regulatory approval by the Federal Communications Commission and the U.S. Department of Justice. Thomas O. Hicks and affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), who held an aggregate of approximately 27.5% of the outstanding shares of AMFM common stock as of March 10, 2000, entered into voting agreements with Clear Channel to vote all AMFM common stock under their voting control in favor of the AMFM merger proposal. The Company expects that the Clear Channel merger will be completed during the second half of 2000 if all conditions to the merger are satisfied. The Company cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within the Company's control.

    Clear Channel is a diversified media company with two primary lines of business: broadcasting and outdoor advertising. As of December 31, 1999, Clear
Channel:

    o owned, programmed or sold airtime for 510 domestic radio stations and two radio stations in Denmark;

    o   owned or programmed 24 domestic television stations; and

    o was one of the world's largest outdoor advertising companies based on its total advertising display inventory.

    Clear Channel also produces more than 100 syndicated programs and services for more than 6,500 radio stations, which programs include Rush Limbaugh, The Dr. Laura Schlessinger Show and The Rick Dees Weekly Top 40, three of the top rated radio programs in the United States.

    In addition, Clear Channel has ownership equity interests in radio station companies in Australia, New Zealand, Mexico, Norway, England and the Czech Republic and outdoor advertising companies in Australia, China, Estonia, France, Hong Kong, New Zealand, Singapore and Thailand. Clear Channel also owns a 26% non-voting equity interest in Hispanic Broadcasting Corporation, a domestic Spanish-language broadcaster.

    The following summary of selected provisions of the merger agreement is not a complete description of the terms of the merger. The merger agreement is an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

    Conduct of Business Pending the Merger. The merger agreement with Clear Channel requires that until completion of the merger or termination of the merger agreement, AMFM will conduct its operations in the ordinary course of business. Furthermore, the merger agreement specifies that, subject to various exceptions, AMFM must:

    o use reasonable efforts to preserve its business organization and goodwill in all material respects, keep available the services of its officers and employees as a group and maintain satisfactory relationships with its customers, suppliers, distributors and others having business relationships with it;

    o notify Clear Channel of any emergency, other change in the normal course of its business or in the operation of its properties, and any complaints, investigations or hearings of any governmental body or authority if this emergency, change, complaint, investigation or hearing could have a material adverse effect on AMFM;

    o not adopt any amendments to its corporate charter or bylaws or authorize or pay any dividends or distributions on its outstanding shares of capital stock;

    o not enter into or amend any employment, severance or similar agreements or arrangements with any directors or employees without the consent of Clear Channel;

    o except for agreements existing prior to the merger agreement and except for compensation or bonus increases within stated percentages, not enter into any new agreements with, or materially increase the benefits of, directors or employees with employment agreements that provide for an annual base salary in excess of $150,000 or an employment term in excess of one year without the consent of Clear Channel;

    o not authorize, propose or enter into an agreement for a merger, consolidation or business combination, an acquisition of a material amount of assets or securities, a disposition of assets or securities or a release of any material contract rights except (A) as previously disclosed in writing to Clear Channel and (B) for acquisitions in which the individual or aggregate consideration is less than specified thresholds;

    o not issue any shares of its capital stock, except upon exercise of rights, warrants or options issued pursuant to existing employee incentive or benefit plans and non-employee director plans;

    o   not effect a stock split not previously announced;

    o not otherwise change its capitalization as it existed on October 2, 1999;

    o not, without Clear Channel's consent, grant any options, warrants, conversion rights or other rights to acquire any shares of its capital stock, except as required in any employment or other agreement existing on the date of the merger agreement;

    o except in the ordinary course of business in connection with employee incentive and benefit plans that exist on the date of the merger agreement, not exchange, convert or redeem any shares of its stock;

    o not amend in any significant respect the terms of its employee benefit plans, or adopt any new employee benefit plans, except as required by law, as required to maintain tax-qualified status or as requested by the Internal Revenue Service to receive a determination letter;

    o not materially amend its revolving credit agreement or enter into any loan agreement as borrower or as lender, incur indebtedness subject to a prepayment penalty or other fee or grant any liens on any of its assets;

    o except for contracts contemplated or permitted by the merger agreement, not enter into any material agreement with aggregate consideration of $2 million per year;

    o not enter into an agreement with any affiliate of AMFM, any family member of any affiliate of AMFM or any AMFM stockholder who owns more than 10% of the outstanding capital stock of AMFM;

    o not make any material tax election or settle or compromise any material tax liability, other than in connection with currently pending proceedings or other than in the ordinary course of business;

    o except as required by law and except in the ordinary course of business consistent with past practices in all material respects, not enter into, amend or extend any material collective bargaining or other labor agreement; and

    o not make any acquisition of assets or securities, or any sale, lease, encumbrance or other disposition of assets or securities, or enter into any similar transaction, when doing so would reasonably be expected to adversely affect the ability of AMFM to consummate the merger or materially delay any consents or approvals of any governmental entity or otherwise delay consummation of the merger.

    Regulatory Filings; Other Actions. Before the merger can be completed, AMFM and Clear Channel must satisfy all regulatory requirements and obtain the approval of all regulatory agencies having jurisdiction over the merger. To facilitate the regulatory review and approval process, AMFM and Clear Channel have each agreed to promptly make all necessary filings, seek all required approvals of relevant regulatory agencies and use reasonable efforts to take all actions necessary to complete the merger. Accordingly, AMFM and Clear Channel have made their initial filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the Communications Act of 1934, as amended (the "Communications Act"). AMFM and Clear Channel will also make any other filings or submissions and seek the approval of all applicable regulatory agencies, including the Federal Communications Commission ("FCC"), the U.S. Federal Trade Commission (the "FTC"), the U.S. Department of Justice (the "DOJ"), state antitrust enforcement authorities and other governmental authorities under antitrust or competition laws as necessary.

    Furthermore, AMFM and Clear Channel will each make reasonable efforts to resolve objections to the merger raised by regulatory agencies. Particularly, Clear Channel agreed to take the following actions to the extent such action will prevent governmental agencies from creating obstacles to the merger or otherwise delaying the merger:

    o offer to sell or otherwise dispose of assets, categories of assets or businesses of AMFM or Clear Channel or their subsidiaries;

    o   terminate existing relationships and contractual rights and obligations;

    o mend or terminate existing licenses or other intellectual property agreements;

    o   terminate any venture or arrangement; and

    o effectuate any change or restructuring of Clear Channel's or AMFM's ownership, including the withdrawal or removal of officers or directors or the conversion or repurchase of equity securities of Clear Channel or AMFM.

    AMFM and Clear Channel may take these actions concurrently with the closing of the merger.

    Clear Channel also agreed to take all steps necessary to resolve any obstacles raised by a court entering a permanent or preliminary injunction or other order that would prevent or delay the completion of the merger. However, the merger agreement does not require either party to take any action for the purpose of obtaining the approval of the FCC or any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws if such action would have a material adverse effect on the consolidated businesses, assets or operations of Clear Channel and AMFM as a result of a material change to the Communications Act or FCC policy in enforcing the Communications Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws. A "material change" means a change in the Communications Act, in FCC policies in implementing or enforcing the Communications Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws, adopted on or after October 2, 1999, which impose an implicit or explicit national limit on the number of radio stations that may be owned by a person or the effect of any such changed policies or laws is to impose a national limit on the number of radio stations that may be owned by a person.

    During the regulatory review process, each party will consult with the other, permit the other to review all material communications with regulatory agencies and will give the other the opportunity to participate in all conferences and meetings with regulatory agencies.

    AMFM and Clear Channel must comply with all applicable antitrust and FCC laws and regulations before the merger can be completed. The DOJ will review the potential effects of the merger on competition in the markets where the combined company will operate. If the DOJ determines that the merger will substantially reduce competition, it can challenge all or certain aspects of the merger and seek to block the merger or impose restrictive conditions on the merger. In addition, the FCC must approve the transfer of control of AMFM's FCC licenses from AMFM's existing stockholders to Clear Channel. As part of the FCC's determination whether to approve the merger, the FCC will examine whether the combined company will comply with the FCC's limits on the number of radio and television stations that a company is permitted to own in a single market. The FCC also may conduct additional ownership concentration analysis and assess its effect on competition, diversity or other FCC public interest considerations. In recent years, the practice in radio acquisitions and mergers has been for the DOJ to first resolve its issues before the FCC will grant its approval of the transaction.

    It can be a lengthy process to obtain the requisite clearances and approvals needed from the DOJ and the FCC, sometimes taking more than one year in large transactions such as the Clear Channel merger. Therefore, AMFM and Clear Channel quickly initiated the formal process of obtaining the required regulatory approvals. In October 1999, AMFM and Clear Channel commenced discussion with the DOJ to try to identify their specific concerns about the merger and to discuss possible solutions as early as possible and AMFM and Clear Channel filed notification and report forms required for antitrust purposes with the DOJ and the FTC in connection with various aspects of the merger on November 29, 1999, December 15, 1999 and December 23, 1999. AMFM and Clear Channel filed their applications for the consent to transfer control of AMFM's FCC licenses with the FCC on November 16, 1999 (the earliest day on which AMFM and Clear Channel were permitted to file the applications).

    From the outset, AMFM recognized that the merger would result in the combined company exceeding FCC limitations in approximately 26 markets or geographical areas on the number of radio stations that one company may own in those particular markets or areas and also recognized that the combined company would have to divest approximately 100 stations in the aggregate in those markets or areas to comply with the FCC's numerical limits and to satisfy antitrust concerns.

    In addition, the FCC has announced its intention to conduct additional ownership concentration analysis of the merger as it relates to numerous local markets, including various markets in which AMFM, but not Clear Channel, currently operates. Five petitions to deny AMFM's and Clear Channel's applications for the merger also were filed at the FCC by the petition deadline by various parties. The FCC is required to consider those petitions. AMFM and Clear Channel responded to those petitions and advised the FCC why those petitions should be denied. Although AMFM does not expect that these or any other third party petitions will be a significant obstacle to completion of the merger, AMFM can give no assurances in this regard. Moreover, AMFM's and Clear Channel's applications for FCC approval of necessary radio station divestitures (either to third-party buyers or to trusts) could also be subject to FCC additional ownership concentration analysis and/or petitions to deny. Such ownership concentration analysis and petitions to deny, whether currently known or encountered in the future, could delay receipt of FCC approval.

    The merger also implicates the FCC's television/radio cross-ownership rule. This rule, which was revised effective November 16, 1999, limits the number of radio stations a company may own or control in markets where the company also owns one or more television stations. The merger implicates the television/radio cross-ownership rule in approximately 23 markets or geographical areas in which Clear Channel, AMFM and/or Hicks Muse television companies operate, and the rule may require additional divestitures of Clear Channel or AMFM assets before the merger can be completed. Additionally, in two markets, the merger may implicate the FCC's television duopoly rule, which limits the number of television stations a company may own or program in a single market. This rule may require further divestitures of Clear Channel or AMFM assets or termination of existing time brokerage agreements and local marketing agreements before the merger can be completed. Proposals are currently pending to restructure certain Hicks Muse television companies so that Thomas O. Hicks and others with attributable interests in AMFM would no longer be attributable to those television companies. These restructurings, if approved by the FCC and accomplished prior to the merger closing, would reduce the number of divestitures (and terminations of existing time brokerage and local marketing agreements) necessary for the merger to comply with the television/radio cross-ownership rule and the television duopoly rule.

    For FCC purposes, AMFM and Clear Channel must divest the necessary number of radio stations to comply with FCC limits prior to completion of the merger. If AMFM and Clear Channel cannot complete such transactions in a timely manner, AMFM and Clear Channel will have to transfer those assets or the assets of other Clear Channel or AMFM stations into an FCC approved trust prior to closing the merger.

    AMFM also recognized that if the DOJ had concerns about the concentration of the radio advertising market held by the combined company in those markets where the combined company would exceed the FCC's numerical limits, then AMFM and Clear Channel would have to discuss with the DOJ which stations needed to be divested to come within their antitrust guidelines. AMFM and Clear Channel also needed to determine if there were any other markets that concerned the DOJ notwithstanding that they would be within

FCC guidelines in those markets. AMFM and Clear Channel currently contemplate that they may need to divest between 110 and 115 radio stations in the aggregate to satisfy antitrust concerns and comply with FCC rules. At March 13, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 65 are owned and operated by AMFM. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions.

    The DOJ has issued a second request for information about the effect of the merger in affected markets. AMFM and Clear Channel believe that the DOJ issued the second request to preserve the statutory waiting period beyond the initial 30-day period to complete its analysis of the proposed merger. Until AMFM and Clear Channel either arrange and complete satisfactory divestitures to qualified parties, comply with the second request, or enter into a consent decree with the DOJ where Clear Channel would agree to complete the divestiture of agreed upon stations within a specified period of time following the merger, AMFM and Clear Channel will not be able to proceed with the merger for antitrust purposes.

    The DOJ is evaluating the competitive effects of the Clear Channel merger in several different areas. With respect to its radio broadcasting business, while AMFM is hopeful that the proposed divestitures of radio stations will satisfy all FCC multiple ownership rules and antitrust concerns regarding radio station overlaps, it is still possible that the DOJ, the FCC and/or a state antitrust agency could require AMFM and Clear Channel to divest additional radio assets or to agree to various operating restrictions. This could happen before or after the merger is completed. Another area being examined by the DOJ relates to the potential overlap between Clear Channel's current ownership of outdoor advertising assets and AMFM's approximate 30% ownership interest in Lamar, which also has significant outdoor advertising assets. If AMFM and Clear Channel fail to alleviate the DOJ's concerns, it is possible that the DOJ will require Clear Channel or AMFM to dispose of AMFM's interest in Lamar, sell outdoor assets in overlapping markets, or agree to various operating or other restrictions. This could happen before or after the stockholders vote on the merger proposals or even after the merger is completed pursuant to a consent decree. The DOJ is also examining competition issues relating to certain television markets and AMFM's ownership interest in Z-Spanish Media Corporation. There is no guarantee that the DOJ will not raise concerns in other areas. In addition, private persons may assert antitrust claims against AMFM and Clear Channel in certain circumstances. If any of those events occur, AMFM may incur substantial expense in litigating any such claims and/or the combined company may be adversely affected by any operating restrictions that might be imposed upon it.

    No Solicitation. Under the terms of the merger agreement, AMFM may not solicit, initiate or encourage any proposal for a merger, consolidation, liquidation, reorganization, tender offer or other business combination involving AMFM or any proposal to acquire a substantial equity interest in AMFM or all or substantially all of the assets of AMFM. Furthermore, AMFM may not otherwise discuss or facilitate any such proposal or disclose information in response to such a proposal.

    However, AMFM is not prohibited from furnishing information to, or discussing or negotiating with, any person that makes an unsolicited bona fide acquisition proposal that AMFM determines in good faith to be more favorable from a financial point of view to the AMFM stockholders than the merger. Before furnishing information or discussing or negotiating with that person (A) AMFM must give Clear Channel two business days' advance written notice, (B) the AMFM Board of Directors must determine that the person in question has a good faith intent to proceed with the negotiations and the resources to complete the proposed acquisition, (C) the AMFM Board after consultation with legal counsel, must determine in good faith that such action is required for the AMFM Board to comply with its fiduciary duties and (D) AMFM must use all reasonable efforts to keep Clear Channel informed with regard to the negotiations. Also, if AMFM receives any inquiries, offers or proposals from any person with respect to an acquisition proposal, then AMFM must notify Clear Channel of the inquiry, offer or proposal within 24 hours after AMFM receives it.

    Conditions to the Merger. AMFM is not obligated to complete the merger unless the following conditions are satisfied or waived:

    o the SEC declares Clear Channel's registration statement effective for the registration of the Clear Channel common stock to be issued in the merger and does not issue a stop order suspending effectiveness or initiate any proceedings for that purpose;

    o the Clear Channel common stockholders (A) approve by majority vote of those present at the Clear Channel stockholder's meeting the issuance of Clear Channel shares and (B) elect Thomas O. Hicks, Robert L. Crandall, Vernon E. Jordan, Jr., Michael J. Levitt and Perry J. Lewis as directors of Clear Channel by a plurality vote;

    o the AMFM common stockholders approve the merger by a majority of the outstanding shares of AMFM common stock;

    o no statute, rule, regulation, order, decree, injunction or other restraint shall have been enacted, entered, promulgated or enforced by any governmental entity which prohibits the consummation of the transactions contemplated in the merger agreement;

    o the applicable waiting period under the HSR Act expires or is terminated;

    o the parties obtain all consents and approvals necessary for the merger, other than those that in the aggregate are not material;

    o   the parties obtain all required FCC orders and approvals;

    o the New York Stock Exchange, subject to official notice of listing, authorizes for listing the Clear Channel common stock to be issued in the merger; and

    o AMFM and Clear Channel each receive an opinion from their respective legal counsel relating to certain tax matters.

    Furthermore, neither Clear Channel and its merger subsidiary nor AMFM is obligated to complete the merger unless the other party's representations and warranties in the merger agreement are true and correct in all respects on the effective date of the merger and the other party has materially performed all of its material agreements and covenants required to be performed or complied with before the effective time of the merger. However, exceptions to a party's representations and warranties that, in the aggregate, would not materially and adversely affect such party will not give the other party the right to prevent the completion of the merger. A party may waive certain unsatisfied conditions if such party is entitled to require the satisfaction of such condition before the completion of the merger.

    Termination. Clear Channel and AMFM may mutually agree in writing to terminate the merger agreement at any time before the effective time of the merger.

    In addition, the merger agreement gives the parties additional rights to terminate the merger agreement before the effective time of the merger, as briefly summarized below.

        1. Merger Not Completed By March 31, 2001. Either Clear Channel or AMFM may terminate the merger agreement if the merger has not been completed on or before March 31, 2001, unless the party seeking to terminate committed a material breach that proximately contributed to the failure to complete the merger. However, the merger agreement will be extended to September 30, 2001, and neither party may terminate the merger agreement before that date if the receipt of approval from the FCC or the termination of the waiting period under the HSR Act is the only unsatisfied condition preventing the completion of the merger and the assets of RCN Corporation owned by an affiliate of AMFM or Hicks Muse caused the failure to receive the FCC approval or the termination of the waiting period under the HSR Act.

        2. Illegality of the Merger or Other Legal Obstacle. Either Clear Channel or AMFM may terminate the merger agreement if completion of the merger is illegal under any applicable law, rule or regulation or is restrained or prohibited by any judgment, injunction, order or decree of a court or other governmental entity that becomes final and nonappealable. However, Clear Channel may not terminate on the grounds of an illegality or other legal obstacle that results from Clear Channel's failure to take all actions required to satisfy the FCC or any government antitrust entity in its review of the merger, to the extent that the merger agreement obligates Clear Channel to take those actions.

        3. Failure to Obtain Required Stockholder Approvals. Either Clear Channel or AMFM may terminate the merger agreement if any required stockholder approval was not obtained after the applicable board of directors submitted the matter to a vote of the stockholders.

        4. Material Breach by Clear Channel. AMFM may terminate the merger agreement if Clear Channel either (A) breached any representation or warranty contained in the merger agreement that, individually or in the aggregate with all other inaccuracies in Clear Channel's representations and warranties, would have a material adverse effect on Clear Channel; or (B) breached a covenant or other agreement contained in the merger agreement and, as a result, has not performed in all material respects its obligations required as a condition to the merger, provided that Clear Channel cannot or has not cured the breach within 20 business days after AMFM notified Clear Channel in writing, or the merger agreement does not provide a right to cure such breach.

        5. Material Breach by AMFM. Clear Channel may terminate the merger agreement if AMFM either (A) breached any representation or warranty contained in the merger agreement that, if individually or in the aggregate with all other inaccuracies in AMFM's representations and warranties, would have a material adverse effect on AMFM; or (B) breached a covenant or other agreement contained in the merger agreement and, as a result, has not performed in all material respects its obligations required as a condition to the merger, provided that AMFM cannot or has not cured the breach within 20 business days after Clear Channel notified AMFM in writing, or the merger agreement does not provide a right to cure such breach.

        6. The Clear Channel Board Intents to Accept a Superior Acquisition Proposal. Clear Channel may terminate the merger agreement if the Clear Channel board received an alternative acquisition proposal from a third party that the Clear Channel board determined in good faith is more favorable from a financial point of view to the Clear Channel stockholders than the merger, and Clear Channel complied with all notification requirements and other provisions of the merger agreement concerning the receipt and consideration of alternative acquisition proposals, and (A) Clear Channel notified AMFM that it intends to accept the superior acquisition proposal and terminate the merger agreement, (B) pays to AMFM immediately upon the acceptance of the superior acquisition proposal the termination fee and expenses specified in the merger agreement, and (C) Clear Channel has negotiated in good faith with AMFM for at least 72 hours to make such adjustments in the terms and conditions of the merger agreement as would enable Clear Channel to proceed with the merger without breaching its fiduciary duties to the Clear Channel stockholders.

        7. The AMFM Board Intends to Accept a Superior Acquisition Proposal. AMFM may terminate the merger agreement if the AMFM board received an alternative acquisition proposal from a third party that the AMFM board determined in good faith is more favorable from a financial point of view to the AMFM stockholders than the merger, and AMFM complied with all notification requirements and other provisions of the merger agreement concerning the receipt and consideration of alternative acquisition proposals, and (A) AMFM notified Clear Channel that it intends to accept the superior acquisition proposal and terminate the merger agreement, (B) pays to Clear Channel immediately upon the acceptance of the superior acquisition proposal the termination fee and expenses specified in the merger agreement, and (C) AMFM has negotiated in good faith with Clear Channel for at least 72 hours to make such adjustments in the terms and conditions of the merger agreement as would enable AMFM to proceed with the merger without breaching its fiduciary duties to the AMFM stockholders.

        8. Clear Channel Board Acts Adversely to the Merger. AMFM may terminate the merger agreement if any of the following occur:

        o The Clear Channel board withdraws, modifies or changes its recommendation of the Clear Channel merger proposals in a manner adverse to AMFM or recommends any alternative acquisition proposal to the Clear Channel stockholders or resolves to do any of the foregoing;

        o The Clear Channel board does not, within the applicable period required by law, recommend that the Clear Channel stockholders not tender their shares into a tender or exchange offer for outstanding Clear Channel capital stock representing 50% or more of the combined power to vote generally for the election of directors; or

        o The Clear Channel board fails to call or hold the Clear Channel stockholders' meeting as a result of its receipt of an alternative acquisition proposal.

        9. AMFM Board Acts Adversely to the Merger. Clear Channel may terminate the merger agreement if any of the following occur:

        o The AMFM board withdraws, modifies or changes its recommendation of the AMFM merger proposals in a manner adverse to Clear Channel or recommends any alternative acquisition proposal to the AMFM stockholders or resolves to do any of the foregoing;

        o The AMFM board does not, within the applicable period required by law, recommend that the AMFM stockholders not tender their shares into a tender offer or exchange offer for outstanding AMFM capital stock representing 50% or more of the combined power to vote generally for the election of directors; or

        o the AMFM board fails to call or hold the AMFM stockholders' meeting as a result of its receipt of an alternative acquisition proposal.

    In the event of termination of the merger agreement and the abandonment of the merger, all obligations of the parties terminate, except the obligations of the parties respecting public announcements, confidentiality and the payment of termination fees and expenses, provided that no party will be released from liability for any breaches of the merger agreement which at a minimum will be the expenses of the non-breaching party.

    Termination Fees. AMFM will pay Clear Channel a termination fee of $700.0 million in addition to reasonably documented expenses up to $25.0 million if:

        1. AMFM terminated the merger agreement because the AMFM board decided to accept a superior acquisition proposal, as summarized in item 7 above under "-- Termination."

        2. Clear Channel terminated the merger agreement because the AMFM board acted adversely to the merger by taking or refraining from taking the actions summarized in item 9 above under "-- Termination."

        3. Clear Channel terminated the merger agreement on account of the failure to obtain the requisite approval of the AMFM stockholders, if before the AMFM stockholders' meeting, the AMFM board withdrew, modified or changed its recommendation of the merger agreement or the merger in a manner adverse to Clear Channel or resolved to do so.

        4. Clear Channel terminated the merger agreement because (A) AMFM materially breached the merger agreement, as summarized in item 5 above under "-- Termination," (B) the merger was not completed by a specified time, as summarized in item 1 above under "-- Termination," and at that time AMFM was materially breaching the merger agreement, as summarized in item 3 above under "-- Termination," and within 18 months after the termination,
    AMFM:

        o   completes an alternative transaction with a third party,

        o enters into a binding agreement relating to an alternative transaction with a third party, or

        o a person or group acquires or has the right to acquire beneficial ownership of the outstanding stock of AMFM representing 50% or more of the combined power to vote generally for the election of directors.

    Clear Channel will pay AMFM a termination fee of $1.0 billion in addition to reasonably documented expenses up to $25.0 million if:

        1. Clear Channel terminated the merger agreement because the Clear Channel board decided to accept a superior acquisition proposal, as summarized in item 6 above under "-- Termination."

        2. AMFM terminated the merger agreement because the Clear Channel board acted adversely to the merger by taking or refraining from taking the actions summarized in item 8 under "-- Termination."

        3. AMFM terminated the merger agreement because (A) Clear Channel materially breached the merger agreement, as summarized in item 4 under "--Termination," (B) the merger was not completed by a specified time, as summarized in item 1 under "-- Termination," and at that time Clear Channel was materially breaching the merger agreement, as summarized in item 4 under "-- Termination," or (C) Clear Channel failed to obtain the requisite approval of its stockholders, as summarized in item 3 under "-- Termination," and within 18 months after the termination, Clear Channel either:

        o   completes an alternative transaction with a third party,

        o enters into a binding agreement relating to an alternative transaction with a third party, or

        o a person or group acquires or has the right to acquire beneficial ownership of the outstanding stock of Clear Channel representing 50% or more of the combined power to vote generally for the election of directors.

Other Corporate Reorganizations

    In January 2000, the Company completed a corporate reorganization of its operating subsidiaries in order to make its organizational structure more tax efficient for franchise and state income tax purposes.

    During the second quarter of 1999, AMFM began reviewing its operations and streamlining them where possible. As of February 1, 2000, the Company has exited its media representation business in England and has substantially completed the reorganization of its television representation divisions. Additionally, the Company is reorganizing its radio station structure on a market basis. Finally, the corporate office functions associated with Capstar Broadcasting, which was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation as part of the reorganization, have been merged with the AMFM corporate office.

Sale of Outdoor Advertising Business

    The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, the Company completed the sale to Lamar Advertising Company of all of the outstanding common stock of the subsidiaries of the Company which held all of the Company's assets used in its outdoor advertising business. Under the terms of the stock purchase agreement and related agreements, the Company received cash proceeds of approximately $720.0 million which were used to repay outstanding indebtedness and 26,227,273 shares of Lamar class A common stock. The Company owns approximately 30% of the aggregate number of outstanding shares of common stock and approximately 11% of the voting interest of Lamar as of February 1, 2000.

    Lamar, the Company, and the controlling stockholder of Lamar entered into a stockholders agreement under which:

    o the Company designated two members of the Lamar board of directors, increasing the size of Lamar's board to ten members;

    o the Company agreed not to sell any of the Lamar class A common stock prior to September 16, 2000; and

    o Lamar agreed not to take any action without the prior written consent of the Company that would result in

          (1) a change of control of Lamar, or

          (2) the acquisition or disposition of assets worth in excess of $500.0 million;

provided in each case that these restrictions do not apply to any transaction in which all of the owners of Lamar common stock cease to own any equity interest in Lamar or a successor, in any merger where all common stockholders of Lamar are entitled to statutory appraisal rights, or in any sale of substantially all of the assets of Lamar to an unaffiliated third party in which the net proceeds thereof are promptly distributed to the common stockholders of Lamar.

    In addition, Lamar and the Company entered into a registration rights agreement which gives the Company the right to require Lamar to register the sale of the Lamar class A common stock under applicable securities laws in some circumstances.

Other Completed Transactions

    In addition to the sale of its outdoor advertising business and the Capstar merger, during the period from January 1, 1999 through February 1, 2000, the
Company:

    o acquired 14 radio stations (11 FM and three AM) for approximately $399.1 million in cash;

    o sold 14 radio stations (10 FM and four AM) for approximately $116.0 million in cash;

    o acquired music production libraries for approximately $8.5 million in cash; and

    o   exited Katz Media's representation business in England.

Pending Transactions

    As of February 1, 2000, the Company had the following pending transactions:

    On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations, including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the exchange will be consummated in the second quarter of 2000.

    On January 19, 2000, the Company entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7.5 million in cash payable by Bison Media. Although there can be no assurance, the Company expects to complete the asset exchange in the second quarter of 2000.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the HSR Act or any approval required by the DOJ pursuant to a consent decree. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

COMPANY STRATEGY

    AMFM's overall strategy is to enhance stockholder value by focusing on revenue and cash flow growth and the reduction of leverage through the successful operation of its radio and media representation business assets, as well as through the development of AMFM's Internet initiative (whose financial results are not included with those of the Company) as part of the AMFM New Media Group. In this regard, the Company has built a large portfolio of radio broadcasting and related media assets which enables the Company to deliver more options and greater value to its advertising clients. The Company plans to continue to enhance revenue and cash flow growth by leveraging the extensive operating experience of its senior management team.

    Although the Company's general strategies remain unchanged due to the Clear Channel merger, certain business decisions require Clear Channel's prior approval. See "-- Recent Developments -- Clear Channel -- Conduct of Business Pending the Merger."

    AMFM Radio Group Strategy. The Company's senior management team, led by Kenneth J. O'Keefe, President, Chief Executive Officer and Chief Operating Officer of AMFM Radio Group, has extensive experience in acquiring and operating radio station groups. The Company's business strategy is to manage each cluster of radio stations in a market as a single business unit in order to maximize the broadcast cash flow generated in each market and better meet customers' needs.

    The Company seeks to capitalize on revenue growth and operating efficiencies through the successful integration of clusters of radio stations in a market. Management believes that radio station clusters can attract increased revenues in a market by delivering larger combined audiences to advertisers and by engaging in joint marketing and promotional activities. In addition, management expects to realize operating efficiencies through the consolidation of facilities and the creation of other economies of scale.

    The Company also seeks to maximize station operating performance through intense market research, innovative programming and unique marketing campaigns to establish strong listener loyalty and ensure steady long-term audience share ratings. Management believes its ratings growth in many of its markets is driven by the Company's ability to attract talented people and to continue delivering quality programming to its listeners.

    The Company also seeks to leverage its radio expertise and platform and enhance revenue and cash flow growth through the continued expansion of its national radio network, The AMFM Radio Networks, as well as through Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

    AMFM New Media Group Strategy. The Company's overall strategy for its media representation business is to create a leading national representation firm serving all types of electronic media. The Company believes it can generate revenue and cash flow growth in the media representation business by expanding its market share and improving its national sales effort. Management will seek to increase market share by developing new clients, expanding operations in existing and new markets and acquiring representation contracts of its competitors. The Company will continue to provide the highest level of quality service to its clients by offering comprehensive advertisement, planning and placement services, as well as a broad range of value-added benefits, including marketing, research, consulting and programming advisory services. The Company will also have the ability to expand its level of service to advertisers through the growth of its unwired network of radio stations which provides advertisers with greater flexibility and the ability to target specific demographic groups or markets.

RADIO BROADCASTING

    The primary source of the Company's radio revenues is the sale of broadcasting time for local, regional and national advertising. Approximately 69%, 66% and 63% of the Company's gross radio revenues were generated from the sale of local advertising in 1997, 1998 and 1999, respectively. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on:

         (1) a station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times); and

         (2) the supply of and demand for radio advertising time.

    Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

    A station's sales staff generates most of its local and regional advertising sales. To generate national advertising sales, the Company engages an advertising representative for each of its stations that specializes in national sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

    The following table sets forth selected information with regard to each of the Company's 126 AM and 330 FM radio stations that it owned and operated or programmed, or for which it sold airtime, as of December 31, 1999.

           MARKET                 AM STATIONS*  FM STATIONS*  TOTAL*
           ------                 ------------  ------------  ------
ALABAMA
Birmingham....................           1             4         5
Gadsden.......................           1             1         2
Huntsville....................           2             4         6
Montgomery....................           0             3         3
Tuscaloosa....................           1             3         4

ALASKA
Anchorage.....................           2             4         6
Fairbanks.....................           1             3         4

ARIZONA
Phoenix.......................           3             5         8
Tucson........................           2             2         4
Yuma..........................           1             2         3

ARKANSAS
Fayetteville..................           0             4         4
Ft. Smith.....................           1             3         4

CALIFORNIA
Fresno........................           3             6         9
Los Angeles...................           2             5         7(a)
Modesto/Stockton..............           2             4         6(b)
Riverside/San Bernardino......           1             1         2
Sacramento....................           2             2         4
San Diego.....................           0             2         2
San Francisco.................           2             5         7

COLORADO
Colorado Springs..............           0             2         2
Denver........................           1             5         6

                  MARKET                AM STATIONS*   FM STATIONS*  TOTAL*
                  ------                ------------   ------------  ------
CONNECTICUT
Hartford............................           1             4         5
New Haven...........................           0             1         1(b)

DELAWARE
Wilmington..........................           2             2         4

FLORIDA
Ft. Pierce/Stuart/Vero Beach........           1             4         5
Melbourne/Titusville/Cocoa Beach....           2             3         5
Miami/Ft. Lauderdale................           1             0         1
Orlando.............................           0             4         4
Pensacola...........................           0             3         3

GEORGIA
Savannah............................           2             4         6

HAWAII
Honolulu............................           3             4         7

ILLINOIS
Chicago.............................           1             5         6
Springfield.........................           1             2         3

INDIANA
Indianapolis........................           1             2         3

IOWA
Cedar Rapids........................           0             3         3
Des Moines..........................           1             2         3

KANSAS
Wichita.............................           0             4         4

LOUISIANA
Alexandria..........................           1             3         4
Baton Rouge.........................           3             3         6
Shreveport..........................           1             2         3

MARYLAND
Frederick...........................           1             1         2

MASSACHUSETTS
Boston..............................           1             2         3
Springfield.........................           1             2         3
Worcester...........................           1             1         2

MICHIGAN
Battle Creek/Kalamazoo..............           2             2         4
Detroit.............................           2             5         7
Grand Rapids........................           1             3         4

MINNESOTA
Minneapolis/St. Paul................           2             5         7

MISSISSIPPI
Biloxi..............................           0             2         2
Jackson.............................           1             4         5

NEBRASKA
Lincoln.............................           0             4         4
Ogallala............................           1             2         3
Omaha/Council Bluffs................           1             3         4

NEW HAMPSHIRE
Manchester..........................           1             1         2
Portsmouth/Dover/Rochester..........           3             4         7

NEW MEXICO
Farmington..........................           1             4         5(b)

NEW YORK
Albany/Schenectady/Troy.............           2             4         6
Nassau/Suffolk (Long Island)........           1             1         2
New York City.......................           0             5         5

NORTH CAROLINA
Asheville...........................           1             1         2
Charlotte...........................           0             3         3
Greensboro..........................           1             2         3
Raleigh.............................           0             4         4
Statesville.........................           1             1         2

OHIO
Cincinnati..........................           2             2         4
Cleveland...........................           3             4         7

OKLAHOMA
Lawton..............................           0             2         2

             MARKET                AM STATIONS*  FM STATIONS*  TOTAL*
             ------                ------------  ------------  ------
PENNSYLVANIA
Allentown.....................           2             2         4
Harrisburg/Lebanon/Carlisle...           1             3         4
Philadelphia..................           1             5         6
Pittsburgh....................           1             5         6

PUERTO RICO...................           0             8         8(d)

RHODE ISLAND
Providence....................           1             2         3

SOUTH CAROLINA
Columbia......................           2             4         6
Greenville....................           1             3         4

TENNESSEE
Jackson.......................           1             2         3
Nashville.....................           1             4         5

TEXAS
Amarillo......................           1             3         4
Austin........................           1             3         4
Beaumont......................           1             3         4
Corpus Christi................           2             4         6
Dallas........................           1             5         6
Houston.......................           3             5         8
Killeen.......................           0             3         3(c)
Lubbock.......................           2             4         6
Lufkin........................           1             3         4
Odessa/Midland................           0             3         3
Texarkana.....................           1             3         4
Tyler.........................           1             4         5
Victoria......................           0             2         2
Waco..........................           1             4         5

VERMONT
Burlington....................           1             3         4(e)

VIRGINIA
Richmond......................           0             4         4
Roanoke/Lynchburg.............           2             7         9
Winchester....................           1             2         3

WASHINGTON
Richland/Kennewick/Pasco......           2             4         6(f)
Spokane.......................           2             4         6(b)

WASHINGTON DC.................           3             5         8

WEST VIRGINIA/KENTUCKY
Huntington/Ashland............           5             5        10(e)
Wheeling......................           2             5         7(b)

WISCONSIN
Madison.......................           2             4         6
Milwaukee.....................           1             1         2
                                       ---           ---       ---
                                       126           330       456
                                       ===           ===       ===

----------

* The Company currently contemplates that the Company and Clear Channel will be required to divest between 110 and 115 radio stations in the aggregate to obtain antitrust and FCC approval of the merger.

(a) Includes one FM and one AM station programmed pursuant to a local marketing agreement. The Company does not own the FCC licenses.

(b) Includes one FM station programmed pursuant to a local marketing agreement. The Company does not own the FCC license.

(c) Includes one FM station on which the Company sells the commercial time pursuant to a joint sales agreement. The Company does not own the FCC license.

(d) Includes eight FM stations that were sold subsequent to December 31, 1999.

(e) Includes one AM station programmed pursuant to a local marketing agreement. The Company does not own the FCC license.

(f) Includes two FM stations and two AM stations that were sold subsequent to December 31, 1999 and two FM stations programmed pursuant to a local marketing agreement which was assigned to a third party subsequent to December 31, 1999.

MEDIA REPRESENTATION

    The Company's Katz Media representation operations generate revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz Media represents its media clients pursuant to media representation contracts which typically have terms of up to ten years in initial length. In connection with the substantial consolidation that has occurred in the broadcast industry in recent years and the development of large client station groups, the frequency of representation contract "buyouts" has increased. These buyouts occur because station groups have tended to negotiate exclusive, long-term representation contracts with a single media representation firm covering all of the station group's stations, including stations acquired after the date of the representation contract. In the event that one of the station group's stations is sold to an owner represented by a different firm, representation contracts are frequently bought out by the successor representation firm. Katz Media generally amortizes the cost of acquiring new representation contracts associated with a buyout over the expected benefit period, and recognizes the gain on the disposition of representation contracts on the effective date of the buyout agreement.

EMPLOYEES

    As of February 1, 2000, the Company had approximately 8,200 full-time employees and approximately 3,000 part-time employees. Approximately 270 employees are represented by unions. The Company believes that it has good relations with its employees and these unions.

    The Company employs several high-profile on-air personalities who have large, loyal audiences in their respective markets. The Company believes that its relationships with its on-air talent are valuable, and it generally enters into employment agreements with these individuals.

COMPETITION

    The Company's lines of business are in highly competitive industries. The Company's radio broadcasting stations compete for audiences and advertising revenues with other radio stations, as well as a wide variety of other media, including broadcast and cable television and newspapers, billboards, magazines and other print media such as direct mail.

    The success of each of the Company's stations is dependent, to a significant degree, upon its audience ratings and share of the overall advertising revenue within its market. The Company's radio stations compete for listeners and advertising revenues directly with other radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring on-air talent that appeals to a particular demographic group. By building a strong listener base composed of a specific demographic group in each of its markets, the Company is able to attract advertisers who seek to reach those listeners. The Company also competes with other broadcasting operators for acquisition opportunities, and prices for radio stations in major markets have increased significantly in recent periods. To the extent that the rapid pace of consolidation in the radio broadcasting industry continues, certain competitors may emerge with larger portfolios of major market radio stations, greater ability to deliver large audiences to advertisers and more access to capital resources than does the Company. The audience ratings and market share for the Company are and will be subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of its stations located in that market. There can be no assurance that any one of the Company's stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

    The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, direct broadcast satellite ("DBS") systems, the Internet, personal communications services and other digital audio broadcasting formats to local and national audiences. In addition, the FCC has awarded licenses for a new satellite-delivered Digital Audio Radio Service ("DARS"). These actions may result in the introduction of several new national or regional satellite radio services with sound quality equivalent to compact discs. Another possible competitor to traditional radio is In-Band On-Channel(TM) ("IBOC") digital radio. IBOC could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. The Company cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry.

    The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by the Company. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of the Company's radio stations or on its ability to engage in digital transmission of its radio programming.

    The media representation business is also highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. The Company's media representation business competes not only with other independent and network media representatives but also with direct national advertising. The Company's only significant competitor in the national spot radio representative industry is Interep National Radio Sales, Inc., a national firm dedicated solely to the representation of radio stations. Katz also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

CERTAIN REGULATORY MATTERS

FCC Regulation

    Introduction. The ownership, operation, purchase and sale of radio broadcast stations, including those licensed to subsidiaries of the Company, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act. Matters subject to FCC oversight include, but are not limited to:

    o   the assignment of frequency bands for broadcast radio;

    o the approval of a radio station's frequency, location and operating power;

    o the issuance, renewal, revocation or modification of a radio station's FCC license;

    o the approval of changes in the ownership of a radio station or control of a radio station's licensee;

    o   the regulation of equipment used by radio stations; and

    o the adoption and implementation of regulations and policies concerning the ownership and operation of radio stations.

    The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a radio station for violations of the FCC's rules and regulations.

    The following is a brief summary of certain provisions of the Communications Act and FCC rules and policies. Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

    Ownership. Under the foreign ownership restrictions of the Communications Act, a broadcast license may not be held by a foreign national, a foreign government, a foreign corporation, or any representative thereof. No more than 20% of the capital stock of a corporation that holds a broadcast license may be owned or voted by foreign interests. And absent a prior grant of special authority by the FCC, no more than 25% of the capital stock of a company that directly or indirectly controls a broadcast licensee may be owned or voted by foreign interests.

    The Communications Act and the FCC rules also limit the number of commercial radio stations an entity may own in a single market. These rules preclude the Company from acquiring certain stations it might otherwise seek to acquire, and from selling stations in a market to a buyer that has reached its ownership limit in the market. The local ownership limits are as follows:

    o in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

    o in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

    o in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

    o in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

    Under the FCC's ownership attribution rules, interests held by officers, directors and certain voting stockholders of a broadcast company in broadcast stations not owned by that company must be counted as if they were owned by the company for purposes of applying the FCC's multiple ownership rules. Thomas O. Hicks and certain others have attributable interests both in AMFM and in television stations licensed to subsidiaries of LIN Television Corporation ("LIN") and Sunrise Television Corp. ("Sunrise"). Thus, AMFM is subject to the FCC's TV/radio cross-ownership rule, which limits the number of radio stations that may be commonly owned with a television station operating in the same market. The limit varies from as few as one radio station to as many as seven, depending primarily on how many independently owned media voices there are in the market (as defined by the FCC). In any given market the TV/radio limit may restrict the Company to fewer radio stations than the Company would otherwise be permitted to own under the local radio ownership rules described above. There are currently seven markets where the Company owns radio stations and LIN or Sunrise (or a Sunrise affiliate) owns television stations. In all such markets, the number of radio stations owned by the Company either complies with the limit imposed by the TV/radio cross-ownership rule or has been expressly authorized by the FCC under a waiver of the rule that will remain in effect at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. In any event, proposals are currently pending to restructure LIN and Sunrise so that Thomas O. Hicks and others with attributable interests in AMFM would no longer be attributable to LIN or Sunrise. Upon effectuation of those proposed restructurings, which must first be approved by the FCC, AMFM would no longer be subject to a TV/radio cross-ownership limit in any market (but would remain subject to the radio local ownership limits).

    In general, there can be no assurance that the FCC's existing broadcast ownership rules or any newly adopted rules will not have a negative effect on the future acquisition strategy, business, financial condition and results of operations of the Company.

    License Assignments and Transfers. The Communications Act prohibits the assignment or transfer of control of an FCC license without the prior consent of the FCC. In reviewing applications for license transfers and any related petitions to deny or other objections, the FCC considers whether the proposed transfer will serve the public interest, including whether the proposed transferee has the requisite legal and financial qualifications to operate the licensed entities and whether the transaction would violate the FCC's multiple ownership rules. In this connection, the FCC has indicated in recent public notices (including notices issued in connection with the proposed Clear Channel merger) that in evaluating whether a proposed license transfer would serve the public interest the FCC may consider, among other things, whether the transfer would give the acquiring party an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of ownership. It is not clear how the FCC will proceed in this area or how any policy it may adopt will interact with the review of similar issues by the DOJ and the FTC. See "-- Federal Antitrust Laws."

    Upon review of the transfer application and any related petitions or objections, the FCC may grant the application unless it finds that there is a substantial and material question of fact as to whether a grant would serve the public interest, in which case it must designate the application for a hearing on the issues raised by the application. Following such a hearing, the FCC may either grant or deny the application. Once an application is granted, the parties are free to consummate the transaction. However, parties in interest may seek reconsideration of the grant or, when the grant is made by the FCC's staff under delegated authority, may seek review of the grant by the full FCC. Moreover, any "person who is aggrieved or whose interests are adversely affected", as such terms are defined in Section 402(b) of the Communications Act, may appeal the FCC's approval of the transfer to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, under certain circumstances, the FCC may reconsider its approval at the request of a third party or on its own motion. If the parties decide to consummate the transaction before the deadlines for reconsideration or appeal have passed or before any reconsideration or appeal proceedings have been completed, they assume the risk that the FCC's approval could be reversed or modified by the FCC or a reviewing court.

    License Term; Renewal. Radio broadcast licenses are granted for maximum terms of eight years and may be renewed on application to the FCC. The FCC will ordinarily renew broadcast licenses for the maximum eight-year term, but may grant renewals for shorter terms in particular circumstances, such as those involving serious violations of FCC rules by the licensee.

    In determining whether to renew a broadcast license, the FCC mainly considers whether the renewal applicant has complied with the FCC's various rules governing ownership, programming, technical operation, and FCC reporting. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether:

    o   the station has served the public interest, convenience and necessity;

    o the licensee has committed serious violations of the Communications Act or the FCC rules; or

    o the licensee has committed other violations that, taken together, constitute a pattern of abuse.

    Interested parties, including members of the public, may file petitions to deny license renewals, raising such issues. The FCC must grant a renewal application if it finds that the licensee has served the public interest, has not committed any serious violation of FCC requirements, and has not committed a pattern of violations that would constitute abuse. If the licensee fails to meet that standard and does not show mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. Only after a license renewal application is denied will the FCC accept and consider applications from other parties for the vacated frequency.

    Historically, the vast majority of FCC licenses have routinely been renewed. The Company believes that its licenses will be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of any licenses could have a material adverse effect on the Company.

    Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications and technical operations, including limits on human exposure to radio frequency radiation. The broadcast of obscene and indecent material and the advertisement of contests and lotteries are regulated by FCC rules, as well as by state and other federal laws. In addition, the FCC has recently adopted EEO rules requiring broadcast licensees to file employment data annually with the FCC and to implement outreach efforts designed to broaden the pool of employment applicants.

    Time Brokerage Agreements. Over the past several years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "Time Brokerage Agreements," or "TBAs" (certain types of these agreements also are known as "Local Marketing Agreements," or "LMAs"). These agreements may take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and other operations of its own station and compliance with the requirements of antitrust laws. One typical form of TBA is a programming agreement between two separately-owned radio stations that serve a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station (subject to ultimate editorial and other controls being exercised by the latter licensee), and sells advertising time during those program segments. Such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. The FCC's multiple ownership rules specifically permit radio station TBAs, but provide that a licensee or a radio station that provides the programming for more than 15% of the weekly broadcast time on another station in the same market will be considered to have an attributable ownership interest in that station for purposes of the FCC's multiple ownership rules. As a result, a broadcast station may not enter into a TBA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. As of December 31, 1999, the Company was programming eleven stations under TBAs.

    Joint Sales Agreements. The Company has cooperative arrangements known as JSAs with certain other radio stations. Under the typical JSA, a station licensee obtains for a fee the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. Unlike a TBA, a JSA normally does not involve programming.

    The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore, does not generally regulate joint sales practices between stations. Stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee as long as the JSA deals primarily with the sale of advertising time and does not contain terms making it functionally equivalent to a TBA.

    Recent Developments, Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example:

    o   spectrum use fees;

    o   political advertising rates;

    o restrictions on the advertising of certain products like hard liquor, beer and wine;

    o   changes to broadcast technical requirements;

    o proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines;

    o proposals to limit the tax deductibility of advertising expenses by advertisers; and

    o proposals to auction to the highest bidder the right to use the radio broadcast spectrum, instead of granting FCC licenses and subsequent license renewals.

    Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

    The FCC has licensed two entities to provide a new technology, DARS, to deliver audio programming by satellite. The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences with sound quality equivalent to compact discs. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

    The FCC currently is also considering authorizing the use of IBOC technology for radio stations. IBOC technology would permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on the Company's business or the operations of its radio stations.

    The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by the Company. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of the Company's radio stations or on its ability to engage in digital transmission of its radio programming.

    The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or the regulations and policies of the FCC. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. It is not possible at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company's broadcast operations.

Federal Antitrust Laws

    General. The FTC and the Antitrust Division of the DOJ are authorized to evaluate proposed broadcast station acquisitions under the federal antitrust laws. The DOJ has assumed primary responsibility for evaluating transactions involving radio stations and has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, the DOJ has investigated transactions that do not meet or exceed these benchmarks, and has cleared transactions that do exceed these benchmarks.

    At any time prior to or after the consummation of the Clear Channel merger, the DOJ or the FTC could take action under the federal antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the merger or seeking the divestiture of substantial assets of the Company or Clear Channel. In addition, state antitrust authorities and private parties in certain circumstances may bring legal action under the antitrust laws seeking to enjoin the merger or seeking divestiture of assets of the Company or Clear Channel. There can be no assurances that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, what the outcome of the challenge will be.

    HSR Act. For an acquisition meeting certain size thresholds, the HSR Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. AMFM and Clear Channel, as well as affiliates of Hicks Muse and AMFM, have filed all appropriate Notification and Report Forms with the Antitrust Division of the DOJ and the FTC with respect to the Clear Channel merger.

    The DOJ has issued requests for additional information ("Second Requests") to AMFM, Clear Channel, Hicks Muse, and affiliates of AMFM and is reviewing the potential effects of the Clear Channel merger on competition in the markets where the combined company will operate. Although Clear Channel and AMFM initiated discussions with the DOJ staff soon after the Clear Channel merger was announced to attempt to resolve DOJ antitrust concerns quickly, the DOJ process can be a lengthy one. In large transactions such as the Clear Channel merger, obtaining requisite regulatory clearance can sometimes take more than one year. Furthermore, there is no guarantee that the negotiations with the DOJ will be successful. If the DOJ determines that the Clear Channel merger will substantially reduce competition, it can challenge all or certain aspects of the merger and seek to block the merger or impose restrictive conditions on the merger. Until the parties to the Clear Channel merger either (1) arrange and complete satisfactory divestitures to qualified parties, (2) comply with the Second Requests and have the HSR waiting period expire without a court injunction, or (3) enter into a consent decree with the DOJ whereby Clear Channel would agree to complete the divestiture of agreed upon assets within a specified period of time following a merger, the Clear Channel merger cannot be completed. While Clear Channel agreed in the merger agreement to take any such action as may be necessary to timely complete the merger, the parties currently hope to resolve the antitrust issues without entering into any consent decrees.

    The DOJ is evaluating the competitive effects of the Clear Channel merger in several different areas including radio, television and outdoor advertising. There is no guarantee that the DOJ will not raise concerns in other areas.

    From the outset it was recognized that the Clear Channel merger would result in the combined company exceeding FCC and DOJ radio station ownership limitations in a number of geographical areas. The Company and Clear Channel estimate that they may have to divest between 110 and 115 radio stations in the aggregate to comply with the FCC and DOJ numerical limits, but the number could be substantially higher and the DOJ could require operating restrictions on the merged entity's radio interests. The DOJ has also raised questions about Clear Channel's and the Company's passive interests in two different Spanish Language radio companies. Clear Channel owns a 26% passive interest in Hispanic Broadcasting Company and the Company owns a 15% passive interest in Z-Spanish Media Corporation. It is possible that the DOJ will require Clear Channel and/or the Company to dispose of their interest in one or both of these companies, sell additional individual radio stations or impose certain operating restrictions on the merged entity.

    The DOJ has raised questions about television overlaps in two markets. Clear Channel and Hicks Muse television companies both own television stations in the Providence, Rhode Island area. Furthermore, in Wichita, Kansas, Clear Channel owns one station and programs another, and a Hicks Muse television company is currently programming a third station with an option to buy it. It is possible that the DOJ will require the parties to divest one or more of its television stations in these markets or to undertake other operating restrictions or organizational limitations.

    The DOJ has raised antitrust concerns regarding the potential overlap between Clear Channel's current ownership of outdoor advertising assets and the Company's approximate 30% ownership (11% voting) interest in Lamar, which also has significant outdoor advertising assets. It is possible that the DOJ will require Clear Channel or the Company to dispose of the Company's interest in Lamar, sell outdoor assets in overlapping markets, or agree to various operating restrictions.

    TBAs and JSAs. As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that if TBAs, JSAs and other similar agreements, entered into in connection with radio station transfers, take effect prior to the expiration of the waiting period under the HSR Act, they could violate the HSR Act. Furthermore, the DOJ has noted that JSAs may raise antitrust concerns under Section 1 of the Sherman Act and has challenged JSAs in certain locations.

ITEM 2. PROPERTIES

    The Company's corporate headquarters is located in Dallas, Texas. The types of properties required to support each of the Company's radio stations and media representation business include offices, studios, transmitter sites, antenna sites and production facilities.

    A radio station's studio is generally housed with its office in a downtown or business district. A radio station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage. The media representation business operates out of 54 sales offices throughout the United States.

    The offices and studios of the Company's corporate headquarters, radio stations and media representation business are located in leased or owned facilities. These leases generally have expiration dates that range from one to thirteen years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from one to thirty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. The Company owns substantially all of the studio and other equipment used in its radio broadcasting business.

    No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

    On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of approximately $0.2 million. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. AMFM believes that the lawsuit is without merit and intends to vigorously defend the action.

    The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Capstar Partners is a wholly-owned subsidiary of AMFM Inc. and there is no market for the Registrant's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)

GENERAL

    On July 13, 1999, AMFM acquired Capstar Broadcasting and its subsidiaries, which included Capstar Partners, through a merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned direct subsidiary of AMFM. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. Immediately prior to the Capstar merger, the portfolio of CMCLA, an indirect subsidiary of AMFM, included 124 radio stations (92 FM and 32 AM). As a result of the Capstar merger, CMCLA added 338 radio stations (239 FM and 99 AM) to its portfolio and assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting representing up to an additional 3.2 million shares of AMFM common stock.

    On November 19, 1999, AMFM completed the Corporate Reorganization. As part of the combination, Capstar Broadcasting was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation. In addition, Capstar Radio and CMCLA merged into Capstar Communications, which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

    As CMCLA and Capstar Partners were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements for all periods and dates presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Partners, the Company's financial statements also include the accounts of Capstar Partners and its subsidiaries.

    On October 2, 1999, AMFM and Clear Channel entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Pursuant to the Telecommunications Act of 1996, the HSR Act and other regulatory guidelines, it is expected that, collectively, Clear Channel and the Company will need to divest between 110 and 115 radio stations in the aggregate to obtain antitrust and FCC approval for the merger. At March 13, 2000, the Company and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 65 are owned and operated by the Company. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, the Company expects that the Clear Channel merger will be consummated during the second half of 2000. In accordance with the terms of the Clear Channel merger agreement, certain business decisions of the Company require Clear Channel's prior approval. See "Business -- Recent Developments -- Clear Channel -- Conduct of Business Pending the Merger" set forth in Part I --
Item 1 herein.

    The Company's portfolio of radio stations that it owned and operated or programmed, or for which it sold airtime, as of December 31, 1998 and 1999 follows:

                                               NUMBER OF
                                                STATIONS
                                     MSA     --------------
             MARKET                 RANK(1)   1998    1999
-------------------------------     -------  -------  -----
Los Angeles....................        1        5       7
New York.......................        2        5       5
Chicago........................        3        7       6
San Francisco..................        4        7       7
Dallas/Ft. Worth...............        5        6       6
Washington, D.C................        6        8       8
Atlanta........................        7        1      --
Houston........................        8        8       8
Philadelphia...................        9        6       6
Boston.........................       10        3       3
Detroit........................       11        7       7
Miami/Ft. Lauderdale...........       12        2       1
Denver.........................       14        6       6
Minneapolis/St. Paul...........       15        7       7
Phoenix........................       16        8       8
San Diego......................       17        2       2
Cincinnati.....................       18        4       4
Cleveland......................       23        1       7
Orlando........................       24        4       4
Charlotte......................       25       --       3
Pittsburgh.....................       26        6       6
Sacramento.....................       27        4       4
Puerto Rico....................       28        8       8
Indianapolis...................       31       --       3
Raleigh........................       33       --       4
Milwaukee......................       34       --       2
Austin.........................       36       --       4
Hartford.......................       37       --       5
Nashville......................       38       --       5
Richmond.......................       47       --       4
Nassau/Suffolk (Long Island)...       48        2       2
Birmingham.....................       49       --       5
Greensboro.....................       50       --       3
Other markets..................                 2     296
                                              ---     ---
          Total................               119     456
                                              ===     ===

----------

(1) Metropolitan Statistical Area ("MSA") rank obtained from BIA Research, Inc. (current as of December 31, 1999), based upon 1998 gross revenue for the indicated markets.

    Reflecting announced transactions as of February 1, 2000, the Company's radio portfolio consisted of 442 radio stations (319 FM and 123 AM) in 99 markets.

    The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a discussion of the various transactions completed and agreements entered into since January 1, 1998 as part of the Company's acquisition strategy, see Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

    See Note 17 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Company's operating segments.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    AMFM Radio Group net revenues for the year ended December 31, 1999 increased 58.0% to $1.7 billion compared to $1.1 billion for the year ended December 31, 1998. AMFM Radio Group operating expenses for 1999 increased 55.4% to $856.4 million compared to $551.0 million in 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and overall net operational improvements, as evidenced by the increase in AMFM Radio Group's direct operating margin from 47.9% in 1998 to 48.7% in 1999. Additional factors contributing to the increase included higher revenues from dot-com clients, the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999 and improved results for stations which were re-programmed with Jammin' Oldies. On a pro forma basis for all stations owned and operated as of December 31, 1999, net revenues increased 14.9% during 1999 compared to 1998 and pro forma net operating expenses increased 9.7%.

    AMFM New Media Group net revenues for the year ended December 31, 1999 increased 2.9% to $198.3 million compared to $192.8 million for the year ended December 31, 1998. AMFM New Media Group operating expenses for 1999 increased 6.5% to $139.7 million compared to $131.1 million in 1998. The increase in net revenues and operating expenses was primarily attributable to the acquisition of Prophet Systems in 1999 in conjunction with the Capstar merger. Prophet Systems provides the hardware necessary for the utilization of StarSystem(TM), and Prophet Systems generated $6.1 million in revenues from the sale of hardware to third parties.

    The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar. The Company's outdoor advertising business had net revenues of $47.6 million and $156.6 million for the years ended December 31, 1998 and 1999, respectively, and operating expenses of $23.5 million and $84.6 million for the years ended December 31, 1998 and 1999, respectively.

    Depreciation and amortization for 1999 increased 63.9% to $731.5 million compared to $446.3 million in 1998. The increase is due to the impact of the acquisitions completed during 1998 and 1999.

    Corporate general and administrative expenses for 1999 increased 56.7% to $57.6 million compared to $36.7 million in 1998. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

    Non-cash compensation expense of $6.4 million was recorded in 1999 related to AMFM stock options granted to employees. Non-cash compensation expense of $16.0 million for 1998 includes one-time charges incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer.

    During 1999, the Company recorded merger and non-recurring costs of $18.7 million related to the write-off of Petry Media Corporation transaction costs, executive severance and other costs related to the executive management realignment, and various internal costs related to the Capstar and Clear Channel mergers. Additional merger and non-recurring costs of $45.0 million were recorded related to (i) the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy and (ii) the costs associated with the Company's decision to focus primarily on domestic radio and new media operations including: personnel costs related to the sale of the Company's outdoor advertising business, legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures, and developmental costs associated with the Galaxy(TM) system and Star Performance Group, the Company's proprietary traffic system and sales training program. The majority of the merger and non-recurring costs incurred through December 31, 1999 have been paid as of December 31, 1999. Remaining amounts are expected to be paid during the first half of 2000. The merger and non-recurring costs of $47.7 million for 1998 include one-time charges incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer and Matthew E. Devine as Senior Vice President and Chief Financial Officer and new employment agreements entered into with certain members of executive management.

    As a result of the above factors, the Company realized operating income of $69.9 million in 1999 compared to operating income of $45.1 million in 1998.

    Net interest expense for 1999 increased 106.5% to $416.0 million compared to $201.5 million in 1998. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998; (iv) additional debt recorded in connection with the Capstar merger on July 13, 1999; and (v) the exchange of AMFM Operating's 12 5/8% Series E cumulative exchangeable preferred stock for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999.

    The gain on disposition of assets of $221.3 million for 1999 related primarily to a gain of $210.0 million recognized upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. The Company recorded a gain on disposition of assets of $123.8 million for 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

    The Company recorded a gain on disposition of representation contracts of $18.2 million in 1999 and $32.2 million in 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

    The Company recorded an income tax benefit for the year ended December 31, 1999 of $1.1 million compared with $33.8 million of income tax expense for the year ended December 31, 1998 due to the Company recording a pre-tax loss during 1999, as compared to pre-tax income in 1998.

    Dividends and accretion on preferred stock of subsidiary were $5.6 million for 1999 and related to the AMFM Operating 12 5/8% Series E Cumulative Exchangeable Preferred Stock.

    The Company recorded equity in net loss of affiliates of $28.2 million during 1999, which related to the Company's investments accounted for using the equity method.

    During 1999, the Company recorded an extraordinary charge of $15.1 million, net of a tax benefit of $8.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the consent solicitation and cash tender offer for the Capstar Communications 10 3/4% Senior Subordinated Notes due 2006 and the refinancing of the Company's existing senior credit facilities with a new senior credit facility. During 1998, the Company recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offers for the 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures") and the 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures").

    Dividends on the Company's preferred stock were $6.3 million for 1999 and related to the Capstar Partners 12% Senior Exchangeable Preferred Stock. Dividends on the Company's preferred stock were $17.6 million for 1998 and related to preferred stock of the Company which was exchanged for the Company's 12% Debentures and the Company's 12 1/4% Debentures in May and July 1998.

    As a result of the above factors, the Company incurred a $160.7 million net loss attributable to common stock in 1999 compared to a $95.6 million net loss attributable to common stock in 1998.

FINANCING TRANSACTIONS

    The Capstar merger resulted in a change of control with respect to the outstanding indebtedness (other than Capstar Broadcasting's credit facility) and preferred stock of Capstar Broadcasting's subsidiaries (collectively, the "Capstar Subsidiaries"). Each of the Capstar Subsidiaries, as applicable, offered to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable. The Capstar Subsidiaries made offers to purchase the outstanding notes and preferred stock and closed the acquisition of accepted tenders in August and September 1999. The Capstar Subsidiaries paid for the change of control offers out of cash from operating activities and Capstar Radio's credit facility. The Capstar Subsidiaries repurchased the following notes and preferred stock upon completion of the change of control offers:

    o $3.7 million, or 1.3%, of the aggregate outstanding principal amount of Capstar Partners' 12 3/4% Senior Discount Notes due 2009 for an aggregate repurchase cost of $2.7 million;

    o $66.0 million, or 33.0%, of the aggregate outstanding principal amount of Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 for an aggregate repurchase cost of $67.6 million;

    o $0.3 million, or 0.1%, of the aggregate outstanding principal amount of Capstar Communications' 10 3/4% Senior Subordinated Notes due 2006 for an aggregate repurchase cost of $0.3 million;

    o $0.1 million, or 17.6%, of the aggregate outstanding principal amount of Capstar Communications' 11 3/8% Senior Subordinated Notes due 2000 for an aggregate repurchase cost of $0.1 million;

    o 13,381 shares, or 1.1%, of the outstanding shares of Capstar Partners' 12% Senior Exchangeable Preferred Stock for an aggregate repurchase cost of $1.4 million; and

    o 73 shares, or 0.005%, of the outstanding shares of Capstar Communications' 12 5/8% Series E Cumulative Exchangeable Preferred Stock for an aggregate repurchase cost of $7,000.

    On September 17, 1999 and September 24, 1999, AMFM Operating redeemed $5.0 million and $3.2 million, respectively, of its 9 1/4% Senior Subordinated Notes due 2007 for an aggregate repurchase cost of $5.2 million and $3.3 million, respectively.

    On November 12, 1999, AMFM Operating completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293.6 million in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $343.6 million which included:

    o   the principal amount of the notes of $293.6 million;

    o   premiums on the repurchase of the notes of $25.3 million;

    o accrued and unpaid interest on the notes from May 16, 1999 through November 8, 1999 of $15.2 million;

    o   consent fees of $8.8 million; and

    o   transaction costs of $0.7 million.

    In connection with the consent solicitation and cash tender offer, AMFM Operating recorded an extraordinary charge of $7.1 million (net of a tax benefit of $3.8 million) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

    On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E cumulative exchangeable preferred stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12 5/8% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12 5/8% Series E cumulative exchangeable preferred stock. On November 23, 1999, AMFM Operating exchanged the shares of

12 5/8% Series E cumulative exchangeable preferred stock for $143.1 million in aggregate principal amount of its 12 5/8% Senior Subordinated Exchange Debentures due 2006.

    On November 19, 1999, AMFM refinanced the senior credit facilities of its subsidiaries with a single senior credit facility under which AMFM Operating is the borrower. In connection with the refinancing, the Company recorded an extraordinary charge of $8.0 million (net of a tax benefit of $4.3 million) consisting of the write-off of the unamortized balance of deferred debt issuance costs.

    On December 28, 1999, AMFM Operating completed the redemption of all of its outstanding 11 3/8% Senior Subordinated Notes due October 1, 2000 for an aggregate repurchase cost of $0.5 million.

    Effective as of January 1, 2000, Capstar Partners exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125.5 million in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009.

    The Corporate Reorganization resulted in a change of control with respect to AMFM Operating's 12 5/8% Senior Subordinated Exchange Debentures due 2006. On January 11, 2000, AMFM Operating completed a tender offer to purchase all of the outstanding debentures at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. AMFM Operating repurchased $1.2 million, or 0.9%, of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1.3 million.

    On February 15, 2000, AMFM Operating completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216.5 million, which included:

    o   the principal amount of the notes of $200.0 million;

    o   premiums on the repurchase of the notes of $9.4 million;

    o accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $7.0 million; and

    o   estimated transaction costs of $0.1 million.

OUTSTANDING DEBT AND PREFERRED STOCK

    Senior Credit Facility. AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities were used to repay the Company's previously existing senior credit facilities, to repay, repurchase or redeem other debt and equity securities of the Company and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of AMFM Operating will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. Both the revolving loan facility and the term loan facility of AMFM Operating bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are fixed at .50% and 1.50%, respectively, until delivery of AMFM Operating's financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Without giving effect to the interest rate swap agreements described in Item 7A, the weighted average interest rate on the $2.6 billion outstanding under the term loan facility at December 31, 1999 was approximately 7.72%, based on Eurodollar rates, and the interest rate on the $250.0 million of advances outstanding under the revolving loan facility was approximately 8.06% at December 31, 1999, based on Eurodollar rates. AMFM Operating's senior credit facility is guaranteed by most of the direct and indirect subsidiaries, other than AMFM Operating, of AMFM Holdings Inc. (formerly Chancellor Mezzanine Holdings Corporation, "AMFM Holdings"), a direct subsidiary of AMFM, and is collateralized by (a) a non-recourse pledge of the stock of AMFM Holdings, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of AMFM Operating and most of the subsidiaries of AMFM Operating, and (d) a pledge of the common stock of Lamar held by AMFM Operating. AMFM Operating's senior credit facility is subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel would constitute an event of default under AMFM Operating's senior credit facility and will require refinancing at the effective time of the merger.

    As of February 1, 2000, the total outstanding principal balance on the senior credit facility was $2.7 billion, including $140.0 million under the revolving loan facility and $2.6 billion under the term loan facility.

    AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under AMFM Operating's senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. However, because the 8% Senior Notes due 2008 are unsecured, the 8% Senior Notes due 2008 are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of February 1, 2000, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $60.0 million per year.

    AMFM Operating Senior Subordinated Notes. AMFM Operating's 9 3/8% Senior Subordinated Notes due 2004, 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007, 9 1/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2008 and of 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Senior Subordinated Notes due 2007, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of February 1, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $2.0 billion. Interest payment requirements on the Subordinated Notes are approximately $187.5 million per year, payable in semi-annual payments.

    Capstar Partners 12 3/4% Senior Discount Notes. Capstar Partners' 12 3/4% Senior Discount Notes due 2009 are senior unsecured obligations of Capstar Partners and rank equal to all other indebtedness of Capstar Partners not expressly subordinated to the 12 3/4% Senior Discount Notes due 2009. The 12 3/4% Senior Discount Notes due 2009 are carried at a discount from their aggregate principal amount at maturity of $273.4 million. The carrying value of the 12 3/4% Capstar Partners Senior Discount Notes due 2009 will increase through accretion until February 1, 2002. As of February 1, 2000, the carrying value was approximately $247.9 million. Beginning on August 1, 2002, Capstar Partners will pay interest of approximately $17.4 million semi-annually on February 1 and August 1 of each year until maturity.

    Capstar Partners 12% Subordinated Exchange Debentures. Capstar Partners' 12% Senior Subordinated Exchange Debentures due 2009 are unsecured obligations of Capstar Partners and subordinate in right of payment to Capstar Partners' 12 3/4% Senior Discount Notes due 2009 and any future senior indebtedness of Capstar Partners. As of February 1, 2000, the aggregate outstanding principal balance was approximately $125.5 million. Capstar Partners pays interest of approximately $7.5 million on the debentures semi-annually on January 1 and July 1 of each year.

    AMFM Operating's senior credit facility and the indentures governing AMFM Operating's 8% Senior Notes due 2008, the Subordinated Notes and Capstar Partners' 12 3/4% Senior Discount Notes due 2009 and 12% Subordinated Exchange Debentures due 2009 contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of February 1, 2000, the Company remains in compliance with these covenants.

NON-CASH STOCK OPTION COMPENSATION CHARGE

    In connection with the completion of the Company's market strategy, the Company expects to record significant non-cash stock option compensation charges in the first half of 2000. These charges relate to the accelerated vesting and extension of the exercise period of AMFM options held by certain terminated personnel.

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding and following discussion and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: the restrictions imposed on the Company by Clear Channel pending completion of the Clear Channel merger; the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on station licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the year 2000 issue; and the control of the Company by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

    Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on the Company's consolidated financial statements.

    The Financial Accounting Standards Board is expected to issue an interpretation of APB No. 25, Accounting for Stock Issued to Employees, during the second quarter of 2000. The provisions of this Interpretation are expected to be effective July 1, 2000 and will apply to grants of stock options or awards, modifications to outstanding grants of stock options or awards, and changes in employee status that occur after December 15, 1998. If the Clear Channel merger is completed prior to July 1, 2000, the expected effective date of the Interpretation, the Company would be required to record a significant non-cash charge related to certain amendments to AMFM's stock option plans that are expected to be implemented prior to the consummation of the merger.

YEAR 2000 ISSUE

    The year 2000 issue related to whether the Company's computer systems would properly recognize date sensitive information due to the change in year to 2000, or "00." Systems that fail to properly recognize such information could generate erroneous data or cause a system to fail.

    To date, the Company has not experienced any significant problems as a result of the commencement of the year 2000. There remains a possibility that residual consequences stemming from the change to the year 2000 could occur and, if these consequences become widespread, they could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. However, the Company considers this possibility remote and does not anticipate any significant problems due to the year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

    Interest Rate Risk Management. The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

    The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at December 31, 1999 which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                        2000         2001         2002     2003     2004     THEREAFTER       TOTAL      FAIR VALUE
                                     ---------    ----------     -----    -----   --------   ----------    ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Fixed rate debt (U.S. $) ..........  $     --     $       --     $  --    $  --   $200,000   $2,840,217    $3,040,217   $3,064,536
  Average interest rate ...........        --             --        --       --       9.38%        8.81%         8.80%
Variable rate debt (U.S. $) .......  $     --     $2,850,000     $  --    $  --   $     --   $       --    $2,850,000   $2,850,000
  Average interest rate ...........        --           8.53%       --       --         --           --          8.53%
Interest rate swaps
 (variable to fixed):
  Notional amount .................  $426,000     $  400,000      $ --    $  --   $     --   $       --    $  826,000
  Unrecorded gain -- fair value ...        --             --        --       --         --           --            --   $    9,843
  Average pay rate ................      5.84%           5.17%      --       --         --           --          5.52%
  Average receive rate ............      6.19%           6.63%      --       --         --           --          6.40%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this Item is included beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements.

        2. Financial Statement Schedules.

            The financial statements and financial statement schedules listed in the index to the Consolidated Financial Statements of Capstar Partners that appear on Page F-1 of this Report on Form 10-K are filed as part of this Report.

        3. Exhibits.

             The exhibits to this Report on Form 10-K are listed under item 14(c) below.

    (b) Reports on Form 8-K.

        Current Report on Form 8-K (Items 5 and 7), dated October 2, 1999 and filed October 5, 1999, to announce the merger with Clear Channel Communications, Inc.

        Current Report on Form 8-K (Items 5 and 7), dated September 27, 1999 and filed October 13, 1999, as amended on October 28, 1999, November 9, 1999 and November 12, 1999, to announce the tender offer to purchase for cash all of the outstanding 10 3/4% Senior Subordinated Notes due 2006 and the concurrent solicitation of consents of proposed amendments to the indenture pursuant to which such notes were issued.

        Current Report on Form 8-K (Items 5 and 7), dated October 12, 1999 and filed October 13, 1999, as amended on October 28, 1999, November 9, 1999 and November 24, 1999, to announce the consent solicitation for the exchange of the 12 5/8% Series E Cumulative Exchangeable Preferred Stock due October 31, 2006 for the 12 5/8% Senior Subordinated Exchange Debentures due 2006.

        Current Report on Form 8-K (Items 5 and 7), dated November 19, 1999 and filed November 22, 1999, to file the indenture, dated as of November 19, 1999, governing the 12 5/8% Senior Subordinated Exchange Debentures due 2006 of AMFM Operating Inc.

        Current Report on Form 8-K (Items 2 and 7), dated November 19, 1999 and filed December 1, 1999, as amended on December 17, 1999, to announce AMFM's completion of the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries.

    (c) Exhibits

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          2.1(1)     --      Stock Purchase Agreement, dated February 16, 1997,
                             by and between Viacom International Inc. and
                             Evergreen Media Corporation of Los Angeles, (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.2(1)     --      Agreement and Plan of Merger, dated as of February
                             19, 1997, by and among Evergreen Media Corporation,
                             Chancellor Broadcasting Company and Chancellor
                             Radio Broadcasting Company.

          2.3(1)     --      Joint Purchase Agreement, dated as of February 19,
                             1997, by and among Chancellor Radio Broadcasting
                             Company, Chancellor Broadcasting Company, Evergreen
                             Media Corporation of Los Angeles, and Evergreen
                             Media Corporation (see table of contents for list
                             of omitted schedules and exhibits).

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          2.4(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: WGCI-AM and WGCI-FM), (see table of contents
                             for list of omitted schedules and exhibits).

          2.5(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: KKBQ-AM and KKBQ-FM), (see table of contents
                             for list of omitted schedules and exhibits).

          2.6(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: KHKS-FM), (see table of contents for list of
                             omitted schedules and exhibits).

          2.7(3)     --      Amended and Restated Agreement and Plan of Merger,
                             dated as of February 19, 1997, among Chancellor
                             Broadcasting Company, Chancellor Radio Broadcasting
                             Company, Evergreen Media Corporation, Evergreen
                             Mezzanine Holdings Corporation and Evergreen Media
                             Corporation of Los Angeles, amended and restated as
                             of July 31, 1997 (see table of contents for list of
                             omitted schedules and exhibits).

          2.8(4)     --      Option Agreement, dated as of August 6, 1997, by
                             and among Evergreen Media Corporation, Chancellor
                             Broadcasting Company, Bonneville International
                             Corporation and Bonneville Holding Company.

          2.9(5)     --      Letter Agreement, dated February 20, 1998, between
                             Chancellor Media Corporation of Los Angeles
                             ("CMCLA") and Capstar Broadcasting Corporation.

          2.10(6)    --      Amendment No. 1, dated May 19, 1998, to Letter
                             Agreement dated February 20, 1998, between CMCLA
                             and Capstar Broadcasting Corporation.

          2.11(6)    --      Unit and Stock Purchase Agreement, dated as of June
                             19, 1998, by and among CMCLA, Martin Media, L.P.,
                             Martin & MacFarlane, Inc., Nevada Outdoor Systems,
                             Inc., MW Sign Corp. and certain sellers named
                             therein, (see table of contents for list of omitted
                             schedules and exhibits).

          2.12(6)    --      Asset Purchase Agreement, dated August 11, 1998,
                             between CMCLA and Independent Group Limited
                             Partnership (see table of contents for list of
                             omitted schedules and exhibits).

          2.13(6)    --      Asset Purchase Agreement, dated August 11, 1998,
                             between CMCLA and Zapis Communications Corporation
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.14(6)    --      Stock Purchase Agreement, dated August 11, 1998,
                             among CMCLA, Young Ones, Inc., Zebra Broadcasting
                             Corporation and the Sellers named therein (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.15(6)    --      Stock Purchase Agreement, dated August 11, 1998,
                             among CMCLA, ML Media Partners LP., Wincom
                             Broadcasting Corporation and WIN Communications,
                             Inc. (see table of contents for list of omitted
                             schedules and exhibits).

          2.16(7)    --      Agreement and Plan of Merger, dated as of August
                             26, 1998, among Chancellor Media Corporation,
                             Capstar Broadcasting Corporation and CBC
                             Acquisition Company, Inc., (see table of contents
                             for list of omitted schedules and exhibits).

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------

          2.17(8)    --      Amended and Restated Agreement and Plan of Merger,
                             dated as of April 29, 1999, among Chancellor Media
                             Corporation, Capstar Broadcasting Corporation, CBC
                             Acquisition Company, Inc. and CMC Merger Sub, Inc.
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.18(9)    --      First Amendment to Amended and Restated Agreement
                             and Plan of Merger, dated as of June 30, 1999,
                             among Chancellor Media Corporation, Capstar
                             Broadcasting Corporation and CMC Merger Sub, Inc.

          2.19(10)   --      Asset Purchase Agreement, dated August 30, 1998, by
                             and among CMCLA, Whiteco Industries Inc. and Metro
                             Management Associates (see table of contents for
                             list of omitted schedules and exhibits).

          2.20(11)   --      Asset Purchase Agreement, dated as of August 14,
                             1998, by and among Chancellor Media Corporation of
                             Illinois, Chancellor Media Illinois License Corp.
                             and ABC, Inc. (see table of contents for list of
                             omitted schedules and exhibits).

          2.21(8)    --      Asset Purchase Agreement, dated as of September 15,
                             1998, by and between The Broadcast Group, Inc. and
                             Chancellor Media/Shamrock Broadcasting, Inc. (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.22(12)   --      Stock Purchase Agreement, dated as of June 1, 1999,
                             by and between Lamar Advertising Company and CMCLA
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.23(12)   --      Subscription Agreement, dated as of June 1, 1999,
                             by and between Lamar Advertising Company and CMCLA.

          2.24(12)   --      Voting Agreement, dated as of June 1, 1999, by and
                             among Lamar Advertising Company, CMCLA and Reilly
                             Family Limited Partnership.

          2.25(9)    --      Second Amended and Restated Stock Purchase
                             Agreement dated as of August 11, 1999 by and among
                             Lamar Advertising Company, Lamar Media Corp.,
                             Chancellor Mezzanine Holdings Corporation and CMCLA
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.26(57)   --      Registration Rights Agreement dated as of September
                             15, 1999 among Lamar Advertising Company, CMCLA and
                             Chancellor Mezzanine Holdings Corporation.

          2.27(57)   --      Stockholders Agreement dated as of September 15,
                             1999 among Lamar Advertising Company and certain of
                             its stockholders.

          2.28(9)    --      Second Amended and Restated Voting Agreement, dated
                             as of August 11, 1999, among Lamar Advertising
                             Company, CMCLA, Chancellor Mezzanine Holdings
                             Corporation and Reilly Family Limited Partnership.

          2.29(13)   --      Agreement and Plan of Merger, dated October 2,
                             1999, by and between Clear Channel Communications,
                             Inc., CCU Merger Sub, Inc. and AMFM Inc. (see table
                             of contents for list of omitted schedules and
                             exhibits).

          2.30(14)   --      Voting Agreement, dated October 2, 1999, by and
                             between Clear Channel Communications, Inc. and
                             Thomas O. Hicks.

          2.31(14)   --      Voting Agreement, dated October 2, 1999, among
                             Clear Channel Communications, Inc., HM2/HMW, L.P.,
                             HM2/Chancellor, L.P., HM4/ Chancellor, L.P. and
                             Capstar Broadcasting Partners, L.P.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          3.1.1(15)  --      Amended and Restated Certificate of Incorporation
                             of Capstar Partners.

          3.1.2(16)  --      Certificate of Amendment to Certificate of
                             Incorporation of Capstar Partners.

          3.1.2(17)  --      Certificate of Amendment to Certificate of
                             Incorporation of Capstar Partners.

          3.2(18)    --      Amended and Restated Bylaws of Capstar Partners.

          4.3(16)    --      Certificate of Designation for 12% Senior
                             Exchangeable Preferred Stock of Capstar
                             Broadcasting Partners, Inc.

          4.4.1(19)  --      Certificate of Designation for 12 5/8% Series E
                             Cumulative Exchangeable Preferred Stock of AMFM
                             Operating Inc.

          4.4.2(20)  --      Certificate of Amendment to Certificate of
                             Designation for 12 5/8% Series E Cumulative
                             Exchangeable Preferred Stock of AMFM Operating Inc.

          4.5.1(21)  --      Amended and Restated Stockholders Agreement, dated
                             February 14, 1996, among AMFM Inc. (successor in
                             interest to Chancellor Corporation) and certain
                             holders named therein.

          4.5.2(57)  --      First Amendment to Amended and Restated
                             Stockholders Agreement, dated September 4, 1997.

          4.5.3(57)  --      Second Amendment to Amended and Restated
                             Stockholders Agreement, dated July 13, 1999.

          4.6(22)    --      Indenture, dated as of November 19, 1999, governing
                             the 12 5/8% Senior Subordinated Exchange Debentures
                             due 2006, of AMFM Operating Inc.

          4.7.1(23)  --      Indenture, dated as of February 14, 1996, governing
                             the 9 3/8% Senior Subordinated Notes due 2004 of
                             AMFM Operating Inc. (the "9 3/8% Notes Indenture").

          4.7.2(24)  --      First Supplemental Indenture, dated as of February
                             14, 1996, to the 9 3/8% Notes Indenture.

          4.7.3(25)  --      Second Supplemental Indenture, dated as of April
                             15, 1997, to the 9 3/8% Notes Indenture.

          4.7.4(26)  --      Third Supplemental Indenture, dated as of September
                             5, 1997, to the 9 3/8% Notes Indenture.

          4.7.5(57)  --      Fourth Supplemental Indenture, dated as of October
                             28, 1997, to the 9 3/8% Notes Indenture.

          4.7.6(57)  --      Fifth Supplemental Indenture, dated as of August
                             23, 1999, to the 9 3/8% Notes Indenture.

          4.7.7(57)  --      Sixth Supplemental Indenture, dated as of November
                             19, 1999, to the 9 3/8% Notes Indenture.

          4.7.8(57)  --      Seventh Supplemental Indenture, dated as of January
                             18, 2000, to the 9 3/8% Notes Indenture.

          4.8.1(27)  --      Indenture, dated as of June 24, 1997, governing the
                             8 3/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "8 3/4% Notes Indenture").

          4.8.2(26)  --      First Supplemental Indenture, dated as of September
                             5, 1997, to the 8 3/4% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.8.3(57)   --     Second Supplemental Indenture, dated as of October
                             28, 1997, to the 8 3/4% Notes Indenture.

          4.8.4(57)   --     Third Supplemental Indenture, dated as of August
                             23, 1999, to the 8 3/4% Notes Indenture.

          4.8.5(57)   --     Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 8 3/4% Notes Indenture.

          4.8.6(57)   --     Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 8 3/4% Notes Indenture.

          4.9.1(28)   --     Amended and Restated Indenture, dated as of October
                             28, 1997, governing the 10 1/2% Senior Subordinated
                             Notes due 2007 of AMFM Operating Inc. (the "10 1/2%
                             Notes Indenture").

          4.9.2(28)   --     Second Supplement Indenture, dated as of October
                             28, 1997, to the 10 1/2% Notes Indenture.

          4.9.3(57)   --     Third Supplemental Indenture, dated as of August
                             23, 1999, to the 10 1/2% Notes Indenture.

          4.9.4(57)   --     Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 10 1/2% Notes Indenture.

          4.9.5(57)   --     Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 10 1/2% Notes Indenture.

          4.10.1(29)  --     Indenture, dated as of December 22, 1997, governing
                             the 8 1/8% Senior Subordinated Notes due 2007 of
                             AMFM Operating Inc. (the "8 1/8% Notes Indenture").

          4.10.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 8 1/8% Notes Indenture.

          4.10.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8 1/8% Notes Indenture.

          4.10.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8 1/8% Notes Indenture.

          4.11.1(10)  --     Indenture, dated as of September 30, 1998,
                             governing the 9% Senior Subordinated Notes due 2008
                             of AMFM Operating Inc. (the "9% Notes Indenture").

          4.11.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 9% Notes Indenture.

          4.11.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 9% Notes Indenture.

          4.11.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 9% Notes Indenture.

          4.12.1(10)  --     Indenture, dated as of November 17, 1998, governing
                             the 8% Senior Notes due 2008 of AMFM Operating Inc.
                             (the "8% Notes Indenture").

          4.12.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 8% Notes Indenture.

          4.12.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8% Notes Indenture.

          4.12.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.13.1(30)  --     Indenture, dated as of February 20, 1997, governing
                             the 12 3/4% Senior Discount Notes due 2009 of
                             Capstar Broadcasting Partners, Inc. (the "12 3/4%
                             Notes Indenture").

          4.13.2(31)  --     First Supplemental Indenture, dated as of September
                             15, 1997, to 12 3/4% Notes Indenture.

          4.14.1(16)  --     Indenture, dated as of June 17, 1997, governing the
                             9 1/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "9 1/4% Notes Indenture").

          4.14.2(57)  --     First Supplemental Indenture, dated as of November
                             19, 1999, to the 9 1/4% Notes Indenture.

          4.15(16)    --     Indenture, dated as of June 17, 1997, governing the
                             12% Subordinated Exchange Debentures due 2009 of
                             Capstar Broadcasting Partners, Inc.

          4.16.1(32)  --     Indenture, dated as of May 31, 1996, governing the
                             10 3/4% Senior Subordinated Notes due 2006 of AMFM
                             Operating Inc. (the "10 3/4% Notes Indenture").

          4.16.2(33)  --     First Supplemental Indenture, dated as of November
                             25, 1996, to the 10 3/4% Notes Indenture.

          4.16.3(33)  --     Second Supplemental Indenture, dated as of January
                             10, 1997, to the 10 3/4% Notes Indenture.

          4.16.4(33)  --     Third Supplemental Indenture, dated as of January
                             13, 1997, to the 10 3/4% Notes Indenture.

          4.16.5(34)  --     Fourth Supplemental Indenture, dated as of January
                             29, 1997, to the 10 3/4% Notes Indenture.

          4.16.6(34)  --     Fifth Supplemental Indenture, dated as of May 15,
                             1997, to the 10 3/4% Notes Indenture.

          4.16.7(34)  --     Sixth Supplemental Indenture, dated as of July 8,
                             1997, to the 10 3/4% Notes Indenture.

          4.16.8(34)  --     Seventh Supplemental Indenture, dated as of October
                             9, 1997 to the 10 3/4% Notes Indenture.

          4.16.9(34)  --     Eighth Supplemental Indenture, dated as of October
                             10, 1997, to the 10 3/4% Notes Indenture.

          4.16.10(34) --     Ninth Supplemental Indenture, dated as of January
                             23, 1998, to the 10 3/4% Notes Indenture.

          4.16.11(55) --     Tenth Supplemental Indenture, dated as of February
                             2, 1998, to the 10 3/4% Notes Indenture.

          4.16.12(57) --     Eleventh Supplemental Indenture, dated as of May
                             18, 1998, to the 10 3/4% Notes Indenture.

          4.16.13(57) --     Twelfth Supplemental Indenture, dated as of May 29,
                             1998, to the 10 3/4% Notes Indenture.

          4.16.14(57) --     Thirteenth Supplemental Indenture, dated as of
                             November 12, 1999, to the 10 3/4% Notes Indenture.

          4.17.1(35)  --     Indenture, dated as of October 7, 1993, governing
                             the 11 3/8% Senior Subordinated Notes due 2000 of
                             AMFM Operating Inc. (the "11 3/8% Notes
                             Indenture").

          4.17.2(32)  --     First Supplemental Indenture, dated as of May 23,
                             1996, to the 11 3/8% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.18.1(36)  --     Indenture, dated as of February 26, 1996, governing
                             the 12 1/4% Subordinated Exchange Debentures due
                             2008 of CMCLA (the "12 1/4% CMCLA Notes
                             Indenture").

          4.18.2(26)  --     First Supplemental Indenture, dated as of September
                             5, 1997, to the 12 1/4% CMCLA Notes Indenture.

          4.19.1(37)  --     Indenture, dated as of January 23, 1997, governing
                             the 12% Subordinated Exchange Debentures due 2009
                             of CMCLA (the "12% CMCLA Notes Indenture").

          4.19.2(26)  --     First Supplemental Indenture, dated as of September
                             5, 1997, to the 12% CMCLA Notes Indenture.

          10.1(38)    --     Credit Agreement, dated as of November 19, 1999,
                             among AMFM Holdings Inc., Capstar Broadcasting
                             Partners, Inc., AMFM Operating Inc., Various
                             Lenders, Chase Securities Inc. and Deutsche Bank
                             Securities Inc., as Co-Lead Arrangers, The Chase
                             Manhattan Bank, as Syndication Agent, Bank of
                             America, N.A. and Toronto Dominion (Texas), Inc. as
                             Documentation Agents, and Bankers Trust Company, as
                             Administrative Agent.

          10.2.1(2)   --     Second Amended and Restated Loan Agreement, dated
                             as of April 25, 1997, among Evergreen Media
                             Corporation of Los Angeles, the financial
                             institutions whose names appear as Lenders on the
                             signature pages institutions whose names appear as
                             Lenders on the signature pages thereof (the
                             "Lenders"), Toronto Dominion Securities, Inc., as
                             Arranging Agent, The Bank of New York and Bankers
                             Trust Company, as Co-Syndication Agents,
                             NationsBank of Texas, N.A. and Union Bank of
                             California, as Co-Documentation Agents, and Toronto
                             Dominion (Texas), Inc., as Administrative Agent for
                             the Lenders, together with certain collateral
                             documents attached thereto as exhibits, including
                             Assignment of Partnership Interests, Assignment of
                             Trust Interests, Borrower's Pledge Agreement,
                             Parent Company Guaranty, Stock Pledge Agreement,
                             Subsidiary Guaranty and Subsidiary PledgeAgreement.

          10.2.2(39)  --     First Amendment to Second Amended and Restated Loan
                             Agreement, dated June 26, 1997.

          10.2.3(26)  --     Second Amendment to Second Amended and Restated
                             Loan Agreement, dated August 7, 1997.

          10.2.4(28)  --     Third Amendment to Second Amended and Restated Loan
                             Agreement, dated October 28, 1997.

          10.2.5(28)  --     Fourth Amendment to Second Amended and Restated
                             Loan Agreement, dated February 10, 1998.

          10.2.6(40)  --     Fifth Amendment to Second Amended and Restated Loan
                             Agreement, dated May 1, 1998.

          10.2.7(6)   --     Sixth Amendment to Second Amended and Restated Loan
                             Agreement, dated July 31, 1998.

          10.2.8(41)  --     Seventh Amendment to Second Amended and Restated
                             Loan Agreement, dated November 9, 1998.

          10.3.1(42)  --     Credit Agreement, dated May 29, 1998, among Capstar
                             Radio Broadcasting Partners, Inc., Capstar
                             Broadcasting Partners, Inc., Capstar Broadcasting
                             Corporation and the financial institutions party
                             thereto.

          10.3.2(43)  --     First Amendment to Credit Agreement, dated as of
                             March 4, 1999.

          10.3.3(44)  --     Second Amendment and Waiver to Credit Agreement,
                             dated as of April 23, 1999.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          10.4.1(45)+  --    Chancellor Holdings Corp. 1994 Director Stock
                             Option Plan.

          10.5.1(46)+  --    1995 Stock Option Plan for executive officers and
                             key employees of Evergreen Media Corporation.

          10.6.1(47)+  --    Chancellor Broadcasting Company 1996 Stock Award
                             Plan.

          10.7.1(48)+  --    Amended and Restated Chancellor Media Corporation
                             Stock Option Plan for Non-employee Directors.


          10.8.1(49)+  --    Capstar Broadcasting Corporation 1998 Stock Option
                             Plan.

          10.8.2(43)+  --    First Amendment to Capstar Broadcasting Corporation
                             1998 Stock Option Plan.

          10.9.1(6)+   --    Chancellor Media Corporation 1998 Stock Option
                             Plan.

          10.10.1(50)+ --    AMFM Inc. 1999 Stock Option Plan.

          10.10.2(57)+ --    First Amendment to the AMFM Inc. 1999 Stock Option
                             Plan.

          10.11(57)+   --    Form of Indemnification Agreement between AMFM Inc.
                             and each of its directors and executive officers.

          10.12.1(51)+ --    Amended and Restated Employment Agreement, dated as
                             of October 1, 1998, by and among Chancellor Media
                             Corporation, CMCLA and James E. de Castro.

          10.12.2(50)+ --    Amendment No. 1 to Amended and Restated Employment
                             Agreement, dated as of May 18, 1999, among
                             Chancellor Media Corporation, CMCLA and James E. de
                             Castro.

          10.12.3(57)+ --    Separation Agreement, dated as of February 16,
                             2000, among AMFM Inc., AMFM Operating Inc. and
                             James E. de Castro.

          10.13(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and James E. de Castro.

          10.14(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and R.
                             Steven Hicks.

          10.15(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and R. Steven Hicks.

          10.16(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 106,106 shares of
                             AMFM common stock.

          10.17(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 126,510 shares of
                             AMFM common stock.

          10.18(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 460,815 shares of
                             AMFM common stock.

          10.19(42)+   --    Warrant, dated April 1, 1998, issued to R. Steven
                             Hicks for 93,139 shares of AMFM common stock.

          10.20(42)+   --    Warrant, dated April 1, 1998, issued to R. Steven
                             Hicks for 247,750 shares of AMFM common stock.

          10.21(43)+   --    Amendments to Warrants, dated as of August 26,
                             1998, between Capstar Broadcasting Corporation and
                             R. Steven Hicks.

          10.22(44)+   --    Amendment to Warrants, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and R.
                             Steven Hicks.

          10.23.1(52)+ --    Employment Agreement, dated February 9, 1996 by and
                             between Evergreen Media Corporation and Kenneth J.
                             O'Keefe.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          10.23.2(26)+ --    First Amendment to Employment Agreement, dated
                             March 1, 1997, by and between Evergreen Media
                             Corporation and Kenneth J. O'Keefe.

          10.23.3(26)+ --    Second Amendment to Employment Agreement, dated
                             September 4, 1997, by and among Evergreen Media
                             Corporation, Evergreen Media Corporation of Los
                             Angeles and Kenneth J. O'Keefe.

          10.24(50)+   --    Employment Agreement, dated as of May 18, 1999,
                             among Chancellor Media Corporation, CMCLA and
                             Kenneth J. O'Keefe.

          10.25(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and Kenneth J. O'Keefe.

          10.26(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and D.
                             Geoffrey Armstrong.

          10.27(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and D. Geoffrey Armstrong.

          10.28.1(53)+ --    Warrant, dated July 5, 1998, issued to D. Geoffrey
                             Armstrong for 99,100 shares of AMFM common stock.

          10.28.2(43)+ --    First Amendment to Warrant, dated August 26, 1998,
                             between Capstar Broadcasting Corporation and D.
                             Geoffrey Armstrong.

          10.28.3(44)+ --    Second Amendment to Warrant, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and D.
                             Geoffrey Armstrong.

          10.29(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and
                             William S. Banowsky, Jr.

          10.30(50)+   --    Non-Qualified Stock Grant Agreement, effective as
                             of April 9, 1999, between Chancellor Media
                             Corporation and William S. Banowsky, Jr.

          10.31.1(42)+ --    Warrant, dated April 1, 1998, issued to William S.
                             Banowsky, Jr. for 74,325 shares of AMFM common
                             stock.

          10.31.2(43)+ --    First Amendment to Warrant, dated August 26, 1998,
                             between Capstar Broadcasting Corporation and
                             William S. Banowsky, Jr.

          10.31.3(44)+ --    Second Amendment to Warrant, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and
                             William S. Banowsky, Jr.

          10.32(51)+   --    Amended and Restated Employment Agreement, dated as
                             of October 1, 1998, by and among Chancellor Media
                             Corporation, CMCLA and Jeffrey A. Marcus.

          10.33(54)+   --    Agreement, dated as of March 15, 1999, between
                             Jeffrey A. Marcus, Nancy Cain Marcus, Chancellor
                             Media Corporation and CMCLA.

          10.34(16)    --    Financial Advisory Agreement, dated as of July 1,
                             1997, between Capstar Broadcasting Corporation and
                             Hicks, Muse & Co. Partners, L.P. ("HMCo").

          10.35(30)    --    Financial Advisory Agreement, dated as of October
                             16, 1996, between Capstar Broadcasting Partners,
                             Inc. and HMCo.

          10.36(16)    --    Monitoring and Oversight Agreement, dated as of
                             July 1, 1997, between Capstar Broadcasting
                             Corporation and HMCo.

          10.37(30)    --    Monitoring and Oversight Agreement, dated as of
                             October 16, 1996, between Capstar Broadcasting
                             Partners, Inc. and HMCo.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------

          10.38(9)     --    Termination and Release Agreement, dated July 13,
                             1999, by and among Capstar Broadcasting
                             Corporation, Capstar Broadcasting Partners, Inc.,
                             HMCO, and Chancellor Media Corporation.

          10.39(14)    --    Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 335,099
                             shares.

          10.40(14)    --    Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 634,517
                             shares.

          27.1*        --    Financial Data Schedule of Capstar Broadcasting
                             Partners, Inc.

------------

*     Filed herewith.

+     Compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, dated February 16, 1997 and filed on March 9, 1997.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on May 9, 1997.

(3) Incorporated by reference to Exhibits to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

(4) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Evergreen Media Corporation for the quarterly period ending June 30, 1997.

(5) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles ("CMCLA"), filed on February 27, 1998.

(6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending June 30, 1998.

(7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

(9) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(10) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) Incorporated by reference to Exhibits to the Current Report on Form 8-K of CMCLA, as amended, filed on May 5, 1999.

(12) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(14) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

(15) Incorporated by reference to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending March 31, 1997.

(16) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed on July 8, 1997 (Registration Number 333-25638).

(17) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending June 30, 1999.

(18) Incorporated by reference to Exhibit 3.2 to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997.

(19) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(20) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(21) Incorporated by reference to Exhibits to Chancellor Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc., filed on November 19, 1999.

(23) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(24) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the year ended December 31, 1995.

(25) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(26) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(27) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on July 17, 1997.

(28) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(29) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(30) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Registration Statement on Form S-1, filed on of April 16, 1997 (Registration Number 333-25263).

(31) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(32) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(33) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(34) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(35) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Amendment No. 3 to Registration Statement on Form S-1, dated as of September 29, 1993 (Registration Number 33-66718).

(36) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(37) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, filed on February 6, 1997.

(38) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc., filed on December 1, 1999.

(39) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on July 31, 1997.

(40) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1998.

(41) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(42) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation, filed on June 15, 1998.

(43) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(44) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(45) Incorporated by reference to Exhibit 4.23 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(46) Incorporated by reference to Exhibits to Evergreen Media Corporation's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

(47) Incorporated by reference to Exhibit 4.22 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(48) Incorporated by reference to Exhibit 4.41 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on May 20, 1998 (Registration Number 333-53179).

(49) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(50) Incorporated by reference to Chancellor Media Corporation's Registration Statement on Form S-4, filed on June 8, 1999 (Registration Number 333-80173).

(51) Incorporated by reference to Exhibits to Chancellor Media Corporation's Amendment No. 1 to Registration Statement on Form S-4, filed on February 17, 1999, (Registration Number 333-72481).

(52) Incorporated by reference to Exhibits to Evergreen Media Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(53) Incorporated by reference to Capstar Broadcasting Corporation's Registration Statement on Form S-8, filed on July 27, 1998 (Registration Number 333-59937).

(54) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1998.

(55) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(56)  Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 to
      Schedule 13D, filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

(57) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF MARCH, 2000.

                                               CAPSTAR BROADCASTING
                                               PARTNERS, INC.

                                           By: /s/ D. GEOFFREY ARMSTRONG
                                               ---------------------------------
                                                    D. Geoffrey Armstrong
                                                  Executive Vice President,
                                                   Chief Financial Officer,
                                                         Treasurer
                                                        and Director

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                           TITLE                     DATE
--------------------------------   ------------------------------   ---------------
    /s/ KENNETH J. O'KEEFE         President, Chief Executive       March 27, 2000
--------------------------------    Officer, Chief Operating
      Kenneth J. O'Keefe            Officer And Director
                                    (Principal Executive Officer)

   /s/ D. GEOFFREY ARMSTRONG       Executive Vice President,        March 24, 2000
--------------------------------    Chief Financial Officer,
     D. Geoffrey Armstrong          Treasurer and Director
                                    (Principal Financial Officer)

 /s/ WILLIAM S. BANOWSKY, JR.      Executive Vice President,        March 24, 2000
--------------------------------    General Counsel and Director
   William S. Banowsky, Jr.

    /s/ W. SCHUYLER HANSEN         Senior Vice President and        March 24, 2000
--------------------------------    Chief Accounting Officer
      W. Schuyler Hansen            (Principal Accounting Officer)

      /s/ R. STEVEN HICKS          Director                         March 24, 2000
--------------------------------
        R. Steven Hicks

                          INDEX TO FINANCIAL STATEMENTS

                         (ITEM 14(a)1) AND ITEM 14(a)2)

Report of Independent Accountants..................................................................        F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999.......................................        F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.........        F-4
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1997, 1998
     and 1999......................................................................................        F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.........        F-6
Notes to Consolidated Financial Statements.........................................................        F-7
Report of Independent Accountants on Financial Statement Schedules.................................       F-33
Parent Company Condensed Balance Sheets as of December 31, 1998 and 1999...........................       F-34
Parent Company Condensed Statements of Operations for the years ended December 31, 1997,
  1998 and 1999....................................................................................       F-35
Parent Company Condensed Statements of Cash Flows for the years ended December 31, 1997,
  1998 and 1999....................................................................................       F-36
Notes to Parent Company Condensed Financial Statements.............................................       F-37
Schedule II-- Valuation and Qualifying Accounts....................................................       F-38

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of
Capstar Broadcasting Partners, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Capstar Broadcasting Partners, Inc. and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                              ASSETS
                                                                           1998              1999
                                                                       ------------      ------------
Current assets:
  Cash and cash equivalents ......................................          $12,256           $14,634
  Accounts receivable, less allowance for doubtful accounts of
     $15,580 in 1998 and $21,428 in 1999 .........................          352,646           531,818
  Other current assets ...........................................           59,909            95,358
                                                                       ------------      ------------
          Total current assets ...................................          424,811           641,810
Property and equipment, net ......................................        1,388,156           471,051
Intangible assets, net ...........................................        5,056,047        10,352,530
Investments in non-consolidated affiliates .......................               --         1,103,442
Other assets, net ................................................          358,893           251,036
                                                                       ------------      ------------
                                                                         $7,227,907       $12,819,869
                                                                       ============      ============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses ..........................         $236,618          $290,577
Long-term debt ...................................................        4,096,000         5,890,217
Deferred tax liabilities .........................................          453,134         1,712,350
Other liabilities ................................................           50,325            60,154
                                                                       ------------      ------------
          Total liabilities ......................................        4,836,077         7,953,298
                                                                       ------------      ------------
Commitments and contingencies (notes 2, 3, 9 and 13)
Redeemable senior exchangeable preferred stock of
     subsidiary, par value $.01 per share; 10,000,000 shares
     authorized, 1,254,616 shares issued and outstanding;
     liquidation preference of $132,989 ..........................               --           151,982
Stockholder's equity:
  Common stock, $.01 par value. 3,000 shares authorized; 1,000
   shares issued and outstanding .................................                1                 1
  Paid-in capital ................................................        2,670,510         5,169,932
  Accumulated deficit ............................................         (278,681)         (455,344)
                                                                       ------------      ------------
          Total stockholder's equity .............................        2,391,830         4,714,589
                                                                       ------------      ------------
                                                                         $7,227,907       $12,819,869
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                 1997             1998             1999
                                                             -----------      -----------      -----------
Gross revenues .........................................        $663,804       $1,440,357       $2,232,765
  Less agency commissions ..............................          81,726          166,501          254,877
                                                             -----------      -----------      -----------
     Net revenues ......................................         582,078        1,273,856        1,977,888
                                                             -----------      -----------      -----------
  Operating expenses ...................................         316,248          682,061        1,048,711
  Depreciation and amortization ........................         185,982          446,338          731,514
  Corporate general and administrative .................          21,442           36,722           57,559
  Non-cash compensation ................................              --           16,000            6,443
  Merger and non-recurring costs .......................              --           47,661           63,719
                                                             -----------      -----------      -----------
     Operating income ..................................          58,406           45,074           69,942
                                                             -----------      -----------      -----------
  Interest expense .....................................          85,017          217,136          426,681
  Interest income ......................................          (1,922)         (15,650)         (10,644)
  Gain on disposition of assets ........................         (18,380)        (123,845)        (221,312)
  Gain on disposition of representation contracts ......              --          (32,198)         (18,173)
  Other (income) expense, net ..........................             383           (3,221)              --
                                                             -----------      -----------      -----------
     Income (loss) before income taxes .................          (6,692)           2,852         (106,610)
Income tax expense (benefit) ...........................           7,802           33,751           (1,064)
Dividends and accretion on preferred stock of
   subsidiary ..........................................              --               --            5,591
                                                             -----------      -----------      -----------
  Loss before equity in net loss of affiliates and
    extraordinary item .................................         (14,494)         (30,899)        (111,137)
Equity in net loss of affiliates .......................              --               --           28,192
                                                             -----------      -----------      -----------
  Loss before extraordinary item .......................         (14,494)         (30,899)        (139,329)
Extraordinary loss, net of income tax benefit ..........           4,350           47,089           15,142
                                                             -----------      -----------      -----------
     Net loss ..........................................         (18,844)         (77,988)        (154,471)
Preferred stock dividends ..............................          12,901           17,601            6,256
                                                             -----------      -----------      -----------
          Net loss attributable to common stock ........        $(31,745)        $(95,589)       $(160,727)
                                                             ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                        COMMON STOCK                                                     TOTAL
                                                 ----------------------------        PAID-IN         ACCUMULATED      STOCKHOLDER'S
                                                   AMOUNT           SHARES           CAPITAL           DEFICIT           EQUITY
                                                 -----------      -----------      -----------       -----------       -----------
Balances at December 31, 1996 .............           $    1            1,000         $662,922         $(113,512)         $549,411
Capital contributed by parent .............               --               --          974,706                --           974,706
Dividend to parent ........................               --               --               --           (12,165)          (12,165)
Net loss attributable to common stock .....               --               --               --           (31,745)          (31,745)
                                                 -----------      -----------      -----------       -----------       -----------
Balances at December 31, 1997 .............                1            1,000        1,637,628          (157,422)        1,480,207
Capital contributed by parent .............               --               --        1,032,882                --         1,032,882
Dividend to parent ........................               --               --               --           (25,670)          (25,670)
Net loss attributable to common stock .....               --               --               --           (95,589)          (95,589)
                                                 -----------      -----------      -----------       -----------       -----------
Balances at December 31, 1998 .............                1            1,000        2,670,510          (278,681)        2,391,830
Capital contributed by parent .............               --               --        2,551,840                --         2,551,840
Distributions to parent ...................               --               --          (52,418)               --           (52,418)
Dividend to parent ........................               --               --               --           (15,936)          (15,936)
Net loss attributable to common stock .....               --               --               --          (160,727)         (160,727)
                                                 -----------      -----------      -----------       -----------       -----------
Balances at December 31, 1999 .............           $    1            1,000       $5,169,932         $(455,344)       $4,714,589
                                                 ===========      ===========      ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                            1997              1998              1999
                                                                        -----------       -----------       -----------
Cash flows from operating activities:
  Net loss .......................................................         $(18,844)         $(77,988)        $(154,471)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation ................................................           14,918            47,027           123,850
     Amortization ................................................          171,064           399,311           607,664
     Non-cash compensation .......................................               --            16,000             6,443
     Non-cash interest ...........................................               --                --            10,546
     Provision for doubtful accounts .............................            5,174             5,684            12,518
     Deferred income tax expense (benefit) .......................           (3,829)           28,718           (15,164)
     Gain on disposition of representation contracts .............               --           (32,198)          (18,173)
     Gain on disposition of assets ...............................          (18,380)         (123,845)         (221,312)
     Write-off of costs related to terminated acquisitions .......               --                --             4,148
     Dividends and accretion on preferred stock of subsidiary ....               --                --             5,591
     Equity in net loss of affiliates ............................               --                --            28,192
     Extraordinary loss, net of income tax benefit ...............            4,350            47,089            15,142
     Other .......................................................               --                --            (1,511)
     Changes in certain assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable .......................................          (29,977)          (89,392)         (101,285)
       Other current assets ......................................              733            (7,964)           (5,967)
       Accounts payable and accrued expenses .....................           20,004            58,027           (54,063)
       Other assets ..............................................           (4,283)           (6,461)           29,204
       Other liabilities .........................................           (1,416)            3,623           (12,619)
                                                                        -----------       -----------       -----------
          Net cash provided by operating activities ..............          139,514           267,631           258,733
                                                                        -----------       -----------       -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired .............................       (1,631,505)       (1,995,991)         (498,694)
  Issuance of note receivable from affiliate .....................               --          (150,000)               --
  Escrow deposits on pending acquisitions ........................           (4,655)               --                --
  Proceeds from sale of assets and outdoor advertising
    business .....................................................          269,250                --           743,693
  Payments made for purchases of representation contracts ........          (31,456)          (32,410)          (43,915)
  Payments for cost basis investments ............................               --           (30,000)               --
  Payments for equity basis investments ..........................               --                --            (6,500)
  Payments received from sales of representation contracts .......            9,296            26,500            24,033
  Purchases of property and equipment ............................          (11,666)          (40,086)          (58,812)
  Construction of advertising structures .........................               --            (3,375)          (14,345)
  Other ..........................................................          (22,273)          (65,807)          (16,561)
                                                                        -----------       -----------       -----------
          Net cash provided by (used by) investing activities ....       (1,423,009)       (2,291,169)          128,899
                                                                        -----------       -----------       -----------
Cash flows from financing activities:
  Proceeds of long-term debt .....................................        2,945,250         3,596,000         1,074,459
  Payments on long-term debt .....................................       (1,901,250)       (2,476,217)       (1,411,475)
  Contributions from parent ......................................          293,158         1,003,784            34,789
  Dividends to parent ............................................          (10,914)          (25,670)          (16,685)
  Dividends on preferred stock ...................................           (3,658)          (31,369)           (6,403)
  Payments for debt issuance costs ...............................          (25,567)          (47,318)           (3,693)
  Distributions to parent ........................................               --                --           (51,448)
  Other ..........................................................               --                --            (4,798)
                                                                        -----------       -----------       -----------
          Net cash provided by (used by) financing activities ....        1,297,019         2,019,210          (385,254)
                                                                        -----------       -----------       -----------
Increase (decrease) in cash and cash equivalents .................           13,524            (4,328)            2,378
Cash and cash equivalents at beginning of year ...................            3,060            16,584            12,256
                                                                        -----------       -----------       -----------
Cash and cash equivalents at end of year .........................          $16,584           $12,256           $14,634
                                                                        ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

    Capstar Broadcasting Partners, Inc. together with its subsidiaries ("Capstar Partners" or the "Company") is an indirect wholly-owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM"), a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, the Company owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States. As of December 31, 1999, the AMFM Radio Group owned and operated, programmed or sold air time for 456 radio stations (330 FM and 126 AM) in 102 markets in the continental United States and in Puerto Rico, including 12 radio stations programmed under time brokerage ("LMA") or joint sales agreements. The AMFM Radio Group also includes a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from the Company's portfolio of stations) and Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

  (b) Basis of Presentation

    On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Partners and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries (the "Corporate Reorganization"). As part of the combination, Capstar Broadcasting Corporation ("Capstar Broadcasting") was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation. In addition, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

    As CMCLA and Capstar Partners were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements as of and for all periods presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Partners (see Note 3(a)), the Company's financial statements also include the accounts of Capstar Partners and its subsidiaries.

    On August 10, 1999, Capstar Partners effected a reverse stock split pursuant to which all of its outstanding shares of common stock were converted into 1,000 shares. All share data (other than authorized share data) contained in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

    Since Capstar Partners is a holding company, the only way it can pay dividends in the future is by indirectly receiving funds from AMFM Operating, Capstar Partners' principal operating subsidiary. AMFM Operating is restricted from paying dividends by the terms of its debt instruments.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

  (c) Principles of Consolidation

The consolidated financial statements include the accounts of Capstar Partners and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method.

  (d) Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense as incurred, whereas betterments which extend the useful lives of property and equipment are capitalized.

  (e) Intangible Assets

    Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. Intangible assets resulting from acquisitions are valued based upon estimated fair values. The Company amortizes such intangible assets using the straight-line method over estimated useful lives ranging from one to 40 years. The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down to fair value by charges to expense. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

  (f) Barter Transactions

    The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast. Barter expense is recorded and the asset relieved when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

  (g) Income Taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

  (h) Revenue Recognition

    Radio broadcast revenue is derived from the sale of advertising time to local and national advertisers and is recognized as advertisements are broadcast. Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm, Katz, and is recognized as advertisements are broadcast. Outdoor advertising revenue was derived from contracts with advertisers for the rental of outdoor advertising space and recognized on an accrual basis ratably over the terms of the contracts.

    Fees received or paid pursuant to time brokerage or joint sales agreements are recognized as gross revenues or expensed, respectively, over the term of the agreement.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

  (i) Representation Contracts

    Representation contracts typically may be terminated by either party upon written notice. Upon termination, a buyout agreement is typically entered into for the purchase of the remaining term of such contracts by the successor representation firm. The purchase price paid by the successor representation firm is typically based upon the historical commission income projected over the remaining contract period, including the evergreen or notice period, plus two months.

    Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization was $380, $10,862 and $16,618 for the years ended December 31, 1997, 1998 and 1999, respectively. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other (income) expense.

  (j) Statements of Cash Flows

    For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

    The Company paid approximately $84,610, $191,674 and $404,102 for interest in 1997, 1998 and 1999, respectively. Cash payments (refunds) for income taxes were $11,079, ($79) and $8,418 for 1997, 1998 and 1999, respectively.

  (k) Derivative Financial Instruments

    The Company's derivative financial instruments are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt and are not used for trading purposes.

    Under interest rate contracts, the differential to be paid or received is recognized in income over the life of the contract as an adjustment to interest expense. The Company's exposure to credit loss is minimal as the majority of its interest rate swap agreements are with participating banks under its senior credit facility.

  (l) Omission of Per Share Information

    Net loss per share information is not presented as such information is not meaningful. All of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by AMFM during the three-year period ended December 31, 1999.

  (m) Disclosure of Certain Significant Risks and Uncertainties

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1998 and 1999, no receivable from any customer exceeded 5% of stockholder's equity and no customer accounted for more than 10% of net revenues in 1997, 1998 or 1999.

  (n) AMFM Stock Option Plans

    The Company does not have any stock compensation plans under which it grants stock awards to employees. AMFM grants stock options to the Company's officers and other key employees on behalf of the Company. The Company accounts for AMFM's stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 11 provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

  (o) Recently Issued and Pending Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on the Company's consolidated financial statements.

    The Financial Accounting Standards Board is expected to issue an interpretation of APB No. 25 Accounting for Stock Issued to Employees, during the second quarter of 2000. The provisions of this Interpretation are expected to be effective July 1, 2000 and will apply to grants of stock options or awards, modifications to outstanding grants of stock options or awards, and changes in employee status that occur after December 15, 1998. If the Clear Channel merger is completed prior to July 1, 2000, the expected effective date of the Interpretation, the Company would be required to record a significant non-cash charge related to certain amendments to AMFM's stock option plans that are expected to be implemented prior to the consummation of the merger.

  (p) Reclassifications

    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) CLEAR CHANNEL MERGER AGREEMENT

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, Clear Channel and the Company will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the "FCC") approval for the merger. At March 13, 2000, AMFM and Clear Channel have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4,300,000. Of these stations, 65 are owned and operated by the Company. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining regulatory approvals and other closing conditions. In addition, the Company may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, the Company expects that the Clear Channel merger will be consummated during the second half of 2000.

(3) ACQUISITIONS AND DISPOSITIONS

  (a) Capstar Merger

    On July 13, 1999, AMFM acquired Capstar Broadcasting (which included Capstar Partners), a Delaware corporation, through the merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned direct subsidiary of AMFM. Capstar Partners is a direct subsidiary of Capstar Broadcasting. As a result of the merger, Capstar Partners became an indirect subsidiary of AMFM. Concurrent with the Capstar merger, AMFM (formerly Chancellor Media Corporation) was renamed AMFM Inc. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. The Company added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting, which represented up to an additional 3.2 million shares of AMFM's common stock. Approximately $2,200,000 of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar merger. The Company incurred direct acquisition costs of approximately $19,200 in

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES connection with the Capstar merger.

    As discussed in Note 1(b), the accounts of Capstar Partners, a wholly-owned subsidiary of Capstar Broadcasting, are included in the Company's financial statements subsequent to July 13, 1999.

  (b) Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

    On July 31, 1998, the Company acquired Martin Media L.P., Martin & MacFarlane, Inc. and certain affiliated companies ("Martin") for a total purchase price of $615,117 which consisted of $612,848 in cash including various other direct acquisition costs and the assumption of notes payable of $2,270. Martin is an outdoor advertising company with over 13,700 billboards and outdoor displays in 12 states serving 23 markets. As part of the Martin transaction, the Company acquired an asset purchase agreement with Kunz & Company and paid an additional $6,000 in cash for a purchase option deposit previously paid by Martin.

    On November 13, 1998, the Company acquired approximately 1,000 billboards and outdoor display faces from Kunz & Company for $40,264 in cash, including the $6,000 deposit discussed above. The Company had previously been operating these properties under a management agreement effective July 31, 1998.

    On December 1, 1998, the Company acquired the assets and working capital of the outdoor advertising division of Whiteco Industries, Inc., including approximately 22,500 billboards and outdoor displays in 34 states, for $981,698 in cash including various other direct acquisition costs.

    Prior to the sale of the Company's outdoor advertising business, the Company also acquired approximately 700 billboards and outdoor displays in various transactions during 1998 for approximately $24,000 in cash and approximately 4,800 billboards and outdoor displays in various transactions during 1999 for approximately $51,000, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,600 in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale.

    On September 15, 1999, the Company completed the sale to Lamar of all of the outstanding common stock of the subsidiaries of the Company which held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of approximately $720,000 and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). The Company recognized a pre-tax gain of $209,970 related to the sale.

  (c) Other Completed Transactions

    On January 31, 1997, the Company acquired WWWW-FM and WDFN-AM in Detroit from affiliates of Chancellor Broadcasting Company ("CBC") for $30,000 in cash plus various other direct acquisition costs. The Company had previously provided certain sales and promotional functions to WWWW-FM and WDFN-AM under a joint sales agreement since February 14, 1996 and subsequently operated the stations under a time brokerage agreement since April 1, 1996.

    On January 31, 1997, the Company acquired KKSF-FM and KDFC-FM/AM in San Francisco from affiliates of the Brown Organization for $115,000 in cash plus various other direct acquisition costs. The Company had previously been operating KKSF-FM and KDFC-FM/AM under a time brokerage agreement since November 1, 1996. On July 21, 1997, the Company sold KDFC-FM to Bonneville International Corporation ("Bonneville") for $50,000 in cash. The assets of KDFC-FM were classified as assets held for sale in connection with the purchase price allocation of the acquisition of KKSF-FM and KDFC-FM/AM and no gain or loss was recognized by the Company upon consummation of the sale. The excess of the proceeds over the carrying amount at the date of sale approximated $739 and has been accounted for as an adjustment to the original purchase price of the acquisition of KKSF-FM and KDFC-FM/AM.

    On April 1, 1997, the Company acquired WJLB-FM and WMXD-FM in Detroit from Secret Communications, L.P. ("Secret") for $168,000 in cash plus various other direct acquisition costs. The Company had previously been operating WJLB-FM and WMXD-FM under time brokerage agreements since September 1, 1996.

    On April 3, 1997, the Company exchanged WQRS-FM in Detroit (which the Company acquired on April 3, 1997 from Secret for

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

$32,000 in cash plus various other direct acquisition costs), to affiliates of Greater Media Radio, Inc. in return for WWRC-AM in Washington, D.C. and $9,500 in cash. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The net purchase price to the Company of WWRC-AM was therefore $22,500. The Company had previously been operating WWRC-AM under a time brokerage agreement since June 17, 1996.

    On May 1, 1997, the Company acquired WDAS-FM/AM in Philadelphia from affiliates of Beasley FM Acquisition Corporation for $103,000 in cash plus various other direct acquisition costs.

    On May 15, 1997, the Company exchanged five of its six stations in Charlotte, North Carolina (WPEG-FM, WBAV-FM/AM, WRFX-FM and WFNZ-AM) for two FM stations in Philadelphia (WIOQ-FM and WUSL-FM) owned by EZ Communications, Inc. ("EZ") in Philadelphia (the "Charlotte Exchange"), and also sold the Company's sixth radio station in Charlotte, WNKS-FM, to EZ for $10,000 in cash and recognized a gain of $3,536. The Charlotte Exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction.

    On May 30, 1997, the Company acquired WPNT-FM in Chicago from affiliates of Century Broadcasting Company for $75,740 in cash (including $1,990 for the purchase of the station's accounts receivable) plus various other direct acquisition costs. On June 19, 1997, the Company sold WPNT-FM in Chicago to Bonneville for $75,000 in cash and recognized a gain of $529.

    On June 3, 1997, the Company sold WEJM-FM in Chicago to affiliates of Crawford Broadcasting for $14,750 in cash and recognized a gain of $9,258.

    On July 2, 1997, the Company acquired WLTW-FM and WAXQ-FM in New York and WMZQ-FM, WJZW-FM, WZHF-AM and WBZS-AM in Washington, D.C. from Viacom International, Inc. for approximately $612,388 in cash including various other direct acquisition costs (the "Viacom Acquisition"). The Viacom Acquisition was financed with (i) bank borrowings under the senior credit facility of $552,559;
(ii) $53,750 in escrow funds paid by the Company on February 19, 1997 and (iii) $6,079 financed through working capital. In June 1997, AMFM issued 5,990,000 shares of $3.00 Convertible Exchangeable Preferred Stock for net proceeds of $287,808 which were used to repay borrowings under the senior credit facility and subsequently were reborrowed on July 2, 1997 as part of the financing of the Viacom Acquisition. On July 7, 1997, the Company sold WJZW-FM in Washington, D.C. to affiliates of Capital Cities/ABC Radio for $68,000 in cash. The assets of WJZW-FM, as well as the assets of WZHF-AM and WBZS-AM, which were sold on August 13, 1997, were accounted for as assets held for sale in connection with the purchase price allocation of the Viacom Acquisition and no gain or loss was recognized by the Company upon consummation of the sales.

    On July 7, 1997, the Company sold the FCC authorizations and certain transmission equipment previously used in the operation of KYLD-FM in San Francisco to Susquehanna Radio Corporation ("Susquehanna") for $44,000 in cash and recognized a gain of $1,726. Simultaneously therewith, CBC sold the call letters "KSAN-FM" (which CBC previously used in San Francisco) to Susquehanna. On July 7, 1997, the Company and CBC entered into a time brokerage agreement to enable the Company to operate KYLD-FM on the frequency previously assigned to KSAN-FM, and on July 7, 1997, CBC changed the call letters of KSAN-FM to KYLD-FM.

    On July 14, 1997, the Company completed the disposition of WLUP-FM in Chicago to Bonneville for net proceeds of $80,000 which were held by a qualified intermediary pending the completion of the deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. On October 7, 1997, the Company applied the net proceeds from the disposition of WLUP-FM of $80,000 in cash, plus an additional $3,500 and various other direct acquisition costs, in a deferred exchange of WLUP-FM for KZPS-FM and KDGE-FM in Dallas. The exchange was accounted for as a like-kind exchange and no gain or loss was recognized upon consummation of the transaction. The Company had previously operated KZPS-FM and KDGE-FM under time brokerage agreements effective August 1, 1997.

    On July 21, 1997, the Company entered into a time brokerage agreement with CBC whereby the Company began managing certain limited functions of CBC's stations KISQ-FM (formerly KBGG-FM), KNEW-AM and KABL-AM in San Francisco pending the consummation of the Chancellor Merger (as defined herein), which occurred on September 5, 1997.

    On August 13, 1997, the Company sold WBZS-AM and WZHF-AM in Washington, D.C. (acquired as part of the Viacom Acquisition) for $13,000 and KDFC-AM in San Francisco for $5,000 to affiliates of Douglas Broadcasting ("Douglas") for a total sales price of $18,000 in the form of a note receivable.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    On August 27, 1997, the Company sold WEJM-AM in Chicago to Douglas for $7,500 in cash and recognized a gain of $3,331.

    On September 5, 1997, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 19, 1997 and amended and restated on July 31, 1997 (the "Chancellor Merger Agreement"), among CBC, Chancellor Radio Broadcasting Company ("CRBC"), Evergreen Media Corporation ("Evergreen"), Evergreen Mezzanine Holdings Corporation ("EMHC") and Evergreen Media Corporation of Los Angeles ("EMCLA"), (i) CBC was merged (the "Parent Merger") with and into EMHC, a direct, wholly-owned subsidiary of Evergreen, with EMHC remaining as the surviving corporation and (ii) CRBC was merged (the "Subsidiary Merger") with and into EMCLA, a direct, wholly-owned subsidiary of EMHC, with EMCLA remaining as the surviving corporation (collectively, the "Chancellor Merger"). Upon consummation of the Parent Merger, the combined company was renamed Chancellor Media Corporation and EMHC was renamed Chancellor Mezzanine Holdings Corporation. Upon consummation of the Subsidiary Merger, EMCLA was renamed Chancellor Media Corporation of Los Angeles. Consummation of the Chancellor Merger added 52 radio stations (36 FM and 16 AM) to the Company's portfolio of stations, including 13 stations in markets in which the Company previously operated. The total purchase price allocated to net assets acquired was approximately $1,998,383 which included (i) the conversion of each outstanding share of CBC common stock into 0.9091 shares of AMFM's common stock, resulting in the issuance of 34,617,460 shares of AMFM's common stock at $15.50 per share, (ii) the assumption of long-term debt of CRBC of $949,000 which included $549,000 of borrowings outstanding under the CRBC senior credit facility, $200,000 of CRBC's 9 3/8% Senior Subordinated Notes due 2004 and $200,000 of CRBC's 8 3/4% Senior Subordinated Notes due 2007 (iii) the issuance of 2,117,629 shares of CMCLA's 12% Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $215,570 including accrued and unpaid dividends of $3,807, (iv) the issuance of 1,000,000 shares of CMCLA's 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock in exchange for CRBC's substantially identical securities with a fair value of $120,217 including accrued and unpaid dividends of $772, (v) the issuance of 2,200,000 shares of the Company's 7% Convertible Preferred Stock in exchange for CBC's substantially identical securities with a fair value of $111,048 including accrued and unpaid dividends of $1,048, (vi) the assumption of stock options issued to CBC stock option holders with a fair value of $34,977 and (vii) acquisition costs of $31,000.

    On October 28, 1997, the Company acquired Katz, a full-service media representation firm, in a tender offer transaction for a total purchase price of approximately $379,101 (the "Katz Acquisition") which included (i) the conversion of each outstanding share of Katz common stock into the right to receive $11.00 in cash, resulting in total cash payments of $149,601, (ii) the assumption of long-term debt of Katz and its subsidiaries of $222,000 and (iii) acquisition costs of $7,500.

    On December 29, 1997, the Company acquired five radio stations from Pacific and Southern Company, Inc., a subsidiary of Gannett Co., Inc., consisting of WGCI-FM/AM in Chicago for $140,000, KKBQ-FM and KBME-AM in Houston for $110,000 and KHKS-FM in Dallas for $90,000, for an aggregate purchase price of $340,000 in cash plus various other direct acquisition costs.

    On January 30, 1998, the Company acquired KXPK-FM in Denver from Ever Green Wireless LLC for $26,000 in cash plus various other direct acquisition costs. The Company had previously been programming KXPK-FM under a time brokerage agreement since September 1, 1997.

    On April 3, 1998, the Company exchanged WTOP-AM in Washington, KZLA-FM in Los Angeles and WGMS-FM in Washington plus $63,000 in cash (including $3,000 previously paid by the Company as escrow funds) to Bonneville for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles and recognized a gain of $123,845. The Company had previously operated KLDE-FM and KBIG-FM under time brokerage agreements since October 1, 1997 and WTJM-FM since October 10, 1997, and had sold substantially all of the broadcast time of WTOP-AM, KZLA-FM and WGMS-FM to Bonneville since October 1, 1997.

    On May 29, 1998, the Company exchanged WAPE-FM and WFYV-FM in Jacksonville (valued at $53,000) for KODA-FM in Houston. As part of the transaction, the Company also paid cash of $90,250 to the owners of KVET-AM, KVET-FM and KASE-FM, who simultaneously transferred such stations to Capstar Broadcasting.

    On June 1, 1998, the Company acquired WWDC-FM and WWDC-AM (currently WGAY-AM) in Washington, D.C. from Capitol Broadcasting Company and its affiliates for $74,062 in cash plus various other direct acquisition costs.

    On June 15, 1998, the Company's national radio network, The AMFM Radio Networks, acquired the syndicated programming shows of Global Satellite Network for $14,000 in cash plus various other direct acquisition costs. The syndicated programming shows acquired include Rockline, Modern Rock Live, Reelin' in the Years and the concert series Live from the Pit.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    On August 28, 1998, the Company acquired various syndicated programming shows of Casey Kasem and the related programming libraries for $7,150 in cash and $7,000 in the form of a note payable due August 2000, payable in two equal annual installments of $3,500 each on August 28, 1999 and August 28, 2000.

    On October 23, 1998, the Company acquired Primedia Broadcast Group, Inc. and certain of its affiliates, which owned and operated eight FM radio stations in Puerto Rico, for a purchase price of $75,619 including various other direct acquisition costs. The Company subsequently sold the assets of its Puerto Rico subsidiaries in January 2000, as discussed below.

    On January 15, 1999, the Company acquired the music production library and related license agreements of Brown Bag Productions for a purchase price of $8,483 including direct acquisition costs.

    On January 28, 1999, the Company acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. The Company had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, the Company acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership,
(ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which owned WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $283,758 in cash, including working capital and direct acquisition costs.

    On April 16, 1999, the Company sold WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash and recognized a pre-tax gain of $14,466. The Company had previously entered into a time brokerage agreement effective September 10, 1998 to sell the broadcast time of WMVP-AM pending completion of the sale.

    On July 1, 1999, the Company acquired KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998.

    On September 1, 1999, the Company acquired WTPA-FM and WNCE-FM in Harrisburg, Pennsylvania from Quaker State Broadcasting Corporation for approximately $15,443 in cash. Additionally, the Company acquired KRYL-FM (now known as KASZ-FM) in Killeen, Texas, KKBD-FM in Ft. Smith, Arkansas and WENN-FM in Birmingham, Alabama and disposed of KKTK-AM in Waco, Texas for a net cost of approximately $4,369.

    The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

    A summary of the net assets acquired follows:

                                                  1997              1998              1999
                                               -----------       -----------       -----------
Cash and cash equivalents ...............           $9,724            $7,826           $20,817
Accounts receivable, net ................          129,907            31,223           132,768
Other current assets ....................           27,596            16,098            17,766
Property and equipment ..................          118,371         1,238,365           306,169
Intangible assets .......................        3,954,746         1,133,062         6,366,458
Other assets ............................           26,742             1,195            26,917
Accounts payable and accrued expenses ...         (100,422)          (14,973)          (88,026)
Deferred tax liabilities ................         (279,371)          (98,042)       (1,386,381)
Other liabilities .......................          (39,681)              (12)            3,092
                                               -----------       -----------       -----------
          Total net assets acquired .....        3,847,612         2,314,742         5,399,580
Less:
  Cash and cash equivalents acquired ....            9,724             7,826            20,817
  Prior year escrow payments ............           17,000             4,655                --
  Long-term debt, notes payable and
     other liabilities assumed ..........        1,171,000             9,270         2,082,532
  Redeemable preferred stock ............          335,787                --           312,836
  Preferred stock issued ................          111,048                --                --
  AMFM common stock issued ..............          536,571                --         2,403,220
  Stock options and warrants ............           34,977                --            81,481
  Gain on exchange ......................               --           123,845                --
  Assets transferred in exchange ........               --           173,155                --
                                               -----------       -----------       -----------
Cash paid for acquisitions ..............       $1,631,505        $1,995,991          $498,694
                                               ===========       ===========       ===========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    The unaudited pro forma condensed consolidated results of operations data for 1998 and 1999, as if the 1998 and 1999 acquisitions and dispositions occurred at January 1, 1998, follow:

                                                    UNAUDITED
                                          -----------------------------
                                              1998              1999
                                          -----------       -----------
Net revenues .......................       $1,954,392        $2,145,999
Loss before extraordinary item .....         (449,253)         (306,963)
Net loss ...........................         (496,342)         (322,105)

    The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

    On January 14, 2000, the Company sold the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. for $90,560 in cash. The Company owned and operated eight radio stations in Puerto Rico. At December 31, 1999, the net assets of the Company's Puerto Rico subsidiaries were $68,093.

    On January 21, 2000, the Company exited Katz's representation business in England (see Note 16).

    On January 31, 2000, the Company sold radio stations KIOK-FM, KALE-AM and KEGX-FM in Richland, Washington and KTCR-AM in Kennewick, Washington to New Northwest Broadcasters II, Inc. for $4,000 in cash.

    On January 31, 2000, the Company acquired radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,150 in cash. The Company had previously been operating KQOD-FM under a local marketing agreement effective September 20, 1999.

    The accompanying financial statements do not include any adjustments for acquisitions or dispositions subsequent to December 31, 1999.

  (d) Pending Transactions

    On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including WEDR-FM in Miami , WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated in the second quarter of 2000.

    On January 19, 2000, the Company entered into an agreement to exchange radio station KSKY-AM in Dallas for radio station KPRZ-FM in Colorado Springs owned by Bison Media, Inc., plus $7,500 in cash payable by Bison Media. Although there can be no assurance, the Company expects to complete the asset exchange in the second quarter of 2000.

  (e) Other Transaction

    On May 29, 1998, Capstar Broadcasting sold KKPN-FM in Houston (acquired by Capstar Broadcasting as part of Capstar Broadcasting's acquisition of SFX Broadcasting, Inc.) due to the attributable ownership of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in both Capstar Broadcasting and AMFM in order to comply with the FCC's multiple ownership limits. In connection with Capstar Broadcasting's sale of KKPN-FM, the Company received a commission from Capstar Broadcasting of $1,730.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(4) OTHER CURRENT ASSETS

    Other current assets consist of the following at December 31, 1998 and 1999:

                                                1998         1999
                                              -------      -------
Prepaid expenses and other .............      $42,451      $82,229
Representation contracts receivable ....       17,458       13,129
                                              -------      -------
                                              $59,909      $95,358
                                              =======      =======

(5) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1998 and 1999:

                                            ESTIMATED USEFUL LIFE          1998          1999
                                            ---------------------          ----          ----
Transmitter and studio equipment .....      3-20 years                    $96,515      $263,722
Buildings and improvements ...........      3-35 years                     58,491       105,126
Land .................................              --                     46,062        49,866
Furniture and fixtures ...............      5-7 years                      24,765        35,129
Construction in progress .............              --                     13,114        13,482
Vehicles .............................      5-7 years                       7,625         9,548
Advertising structures ...............      15 years                    1,178,751            --
Other equipment ......................      Various                        35,914        83,212
                                                                       ----------      --------
                                                                        1,461,237       560,085
Less accumulated depreciation ........                                     73,081        89,034
                                                                       ----------      --------
                                                                       $1,388,156      $471,051
                                                                       ==========      ========

(6) INTANGIBLE ASSETS

    Intangible assets consist of the following at December 31, 1998 and 1999:

                                         ESTIMATED USEFUL LIFE            1998             1999
                                         ---------------------            ----             ----
Broadcast licenses ................      15-40 years                   $4,110,469       $9,032,496
Goodwill ..........................      15-40 years                    1,086,083        2,000,420
Other .............................       1-40 years                      532,011          537,104
                                                                       ----------      -----------
                                                                        5,728,563       11,570,020
Less accumulated amortization .....                                       672,516        1,217,490
                                                                       ----------      -----------
                                                                       $5,056,047      $10,352,530
                                                                       ==========      ===========

    Other intangible assets include: (i) premium advertising revenue base (the value of the higher radio advertising revenues in certain of the Company's markets as compared to other markets of similar population); (ii) advertising client base (the value of the well-established advertising base in place at the time of acquisition of certain stations); (iii) talent contracts (the value of employment contracts between certain stations and their key employees); (iv) fixed asset delivery premium (the benefit expected from the Company's ability to operate fully constructed and operational stations from the date of acquisition); (v) premium audience growth pattern (the value of expected above-average population growth in a given market); and (vi) the fair market value of media representation contracts acquired in connection with the acquisition of Katz.

(7) INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

    Investments in non-consolidated affiliates consist of the following at December 31, 1998 and 1999:

                                                            1998         1999
                                                           -----      ----------
Investment in Lamar .................................        $--      $1,086,882
Other investments in non-consolidated affiliates ....         --          16,560
                                                           -----      ----------
                                                             $--      $1,103,442
                                                           =====      ==========

    As discussed in Note 3(b), the Company received 26,227,273 shares of Lamar Common Stock upon the sale of its outdoor advertising business on September 15, 1999. The Company owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting interest of Lamar, based upon the number of shares of Lamar common stock outstanding as of December 31, 1999. Lamar, the Company and the controlling stockholder of Lamar entered into a stockholders agreement under which

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(1) the Company designated two members of the Lamar board of directors, increasing the size of Lamar's board to ten members, (2) the Company agreed not to sell any of the Lamar Common Stock prior to September 16, 2000 and (3) Lamar agreed, subject to certain exceptions, not to take any action without the prior written consent of the Company that would result in a change of control of Lamar or the acquisition or disposition of assets worth in excess of $500,000. Due to the Company's ability to exercise significant influence over the operating and financial policies of Lamar, the Company is accounting for its investment in Lamar using the equity method. Lamar and the Company entered into a registration rights agreement which gives the Company the right to require Lamar to register the sale of the Lamar Common Stock under applicable securities laws in some circumstances.

    At December 31, 1999, the market value of the Company's common stock of Lamar, based on the closing market price of Lamar Common Stock as reported by The Nasdaq Stock Market, was $1,588,389, and the investment was carried at $1,086,882. The excess of the Company's carrying value over the underlying equity in net assets was approximately $785,600 at September 15, 1999 and is being amortized over 15 years. The Company's share of undistributed losses of Lamar totaled $23,008 at December 31, 1999.

    The following table presents summarized financial information for Lamar:

    Balance sheet information at December 31, 1999:

Current assets .........................        $125,493
Noncurrent assets ......................       3,081,452
Current liabilities ....................          84,706
Noncurrent liabilities .................       1,730,710
Stockholders' equity ...................       1,391,529

    Income statement information for the year ended December 31, 1999:

Net revenues ...........................       $444,135
Operating expenses .....................        414,600
Net loss applicable to common stock ....        (44,900)

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31, 1998 and 1999:

                                                1998          1999
                                              --------      --------
Accounts payable .......................      $113,362      $123,898
Accrued interest .......................        43,221        58,209
Accrued payroll ........................        36,858        55,806
Representation contracts payable .......        24,859        22,675
Barter payable .........................        10,722        14,985
Other accrued expenses .................         7,596        15,004
                                              --------      --------
                                              $236,618      $290,577
                                              ========      ========

(9) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1999:

                                                 1998            1999
                                              ----------      ----------
Senior Credit Facility(a) ..............      $1,596,000      $2,850,000
8% Senior Notes(b) .....................         750,000         750,000
9 3/8% Notes(c) ........................         200,000         200,000
8 3/4% Notes(d) ........................         200,000         200,000
10 1/2% Notes(e) .......................         100,000         100,000
8 1/8% Notes(f) ........................         500,000         500,000
9% Notes(g) ............................         750,000         750,000
12 3/4% Notes(h) .......................              --         245,700
12 5/8% Notes(i) .......................              --         164,954
9 1/4% Notes(j) ........................              --         129,388
10 3/4% Notes(k) .......................              --             175
                                              ----------      ----------
          Total long-term debt .........      $4,096,000      $5,890,217
                                              ==========      ==========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(a) Senior Credit Facility

    In connection with the amendment and restatement of CMCLA's senior credit facility on April 25, 1997, the Company wrote off the unamortized balance of deferred debt issuance costs of $4,350 (net of a tax benefit of $2,343) as an extraordinary charge in 1997.

    As part of the Corporate Reorganization, the Company refinanced the senior credit facilities of its subsidiaries with a single senior credit facility under which AMFM Operating is the borrower. In connection with the refinancing, the Company recorded an extraordinary charge of $8,000 (net of a tax benefit of $4,307) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

    AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. Borrowings under the senior credit facility bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are fixed at 0.50% and 1.50%, respectively, until delivery of AMFM Operating's financial statements for the fiscal quarter ending March 31, 2000, and capped at 0.50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Without giving effect to the interest rate swap agreements described below, the weighted average interest rate on the $2,600,000 outstanding under the term loan facility at December 31, 1999 was approximately 7.72%, based on Eurodollar rates, and the interest rate on the $250,000 of advances outstanding under the revolving loan facility was approximately 8.06% at December 31, 1999, based on Eurodollar rates. The Company pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based upon the leverage ratio for the most recent quarter end, in addition to an annual agent's fee.

    At December 31, 1999, interest rate swap agreements covering a notional balance of $826,000 were outstanding. These outstanding swap agreements mature through 2001 and require the Company to pay fixed rates of 4.70% to 6.34% while the counterparty pays a floating rate based on the three-month London Interbank Borrowing Offered Rate ("LIBOR"). During the years ended December 31, 1997, 1998 and 1999, the Company recognized charges under its interest rate swap agreements of $2,913, $5,134 and $8,279, respectively. The Company's exposure to credit loss is minimal as the majority of its interest rate swap agreements are with participating banks under its senior credit facility.

    Both the revolving loan facility and the term loan facility will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. The senior credit facility is guaranteed by most of the direct and indirect subsidiaries, other than AMFM Operating, of AMFM Holdings Inc. (formerly Chancellor Mezzanine Holdings Corporation, "AMFM Holdings"), a direct subsidiary of AMFM, and is collateralized by (a) a non-recourse pledge of the stock of AMFM Holdings, (b) a recourse pledge of the stock of Capstar Partners,
(c) a recourse pledge of the stock of AMFM Operating and most of the subsidiaries of AMFM Operating, and (d) a pledge of the common stock of Lamar held by AMFM Operating. The merger of AMFM and Clear Channel would constitute an event of default under the senior credit facility and will require refinancing at the effective time of the merger.

  (b) 8% Senior Notes

    On November 17, 1998, CMCLA issued $750,000 aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for net proceeds of $730,000 in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior Notes) plus accrued and unpaid interest. In addition, on or prior to November 1, 2001, the Company may redeem up to 25% of the original aggregate principal amount of the 8% Senior Notes at a redemption price equal to 108% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (c) 9 3/8% Notes

    Upon consummation of the Chancellor Merger, on September 5, 1997, CMCLA assumed CRBC's $200,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "9 3/8% Notes"). Interest on the 9 3/8% Notes is payable semiannually, commencing on April 1, 1996. The 9 3/8% Notes were scheduled to mature on October 1, 2004. On February 15, 2000, the Company

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES completed the redemption of all of its outstanding 9 3/8% Notes for an aggregate repurchase cost of $216,455, which included the principal amount of the notes of $200,000, premiums on the repurchase of the notes of $9,376, accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $6,979 and estimated transaction costs of $100.

  (d) 8 3/4% Notes

    Upon consummation of the Chancellor Merger, on September 5, 1997, CMCLA assumed CRBC's $200,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"). Interest on the 8 3/4% Notes is payable semiannually, commencing on December 15, 1997. The 8 3/4% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8 3/4% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 8 3/4% Notes) on or prior to June 15, 2000, the 8 3/4% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 3/4% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8 3/4% Notes have the right to require the Company to repurchase all or any part of the 8 3/4% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (e) 10 1/2% Notes

    Upon consummation of the Katz Acquisition, on October 28, 1997, CMCLA assumed Katz Media Corporation's $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes"). Interest on the
10 1/2% Notes is payable semiannually, commencing on July 15, 1997. The 10 1/2% Notes mature on January 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 105.25% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 10 1/2% Notes), the holders of the 10 1/2% Notes have the right to require the Company to repurchase all or any part of the 10 1/2% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (f) 8 1/8% Notes

    On December 22, 1997, CMCLA issued $500,000 aggregate principal amount of
8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes") for net proceeds of $485,000 in a private placement and subsequently registered the 8 1/8% Notes on May 8, 1998. Interest on the 8 1/8% Notes is payable semiannually, commencing on June 15, 1998. The 8 1/8% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 8 1/8% Notes at a redemption price of 108.125% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Also, upon the occurrence of a change in control (as defined in the indenture governing the 8 1/8% Notes) on or prior to December 15, 2000, the 8 1/8% Notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 8 1/8% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8 1/8% Notes have the right to require the Company to repurchase all or any part of the 8 1/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (g) 9% Notes

    On September 30, 1998, CMCLA issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "9% Notes") for net proceeds of $730,000 in a private placement and subsequently registered the 9% Notes on December 10, 1998. Interest on the 9% Notes is payable semiannually, commencing on April 1, 1999. The 9% Notes mature on October 1, 2008 and are redeemable, in whole or in part, at the option of the Company on and after October 1, 2003, at redemption prices ranging from 106.5% at October 1, 2003 and declining to 100% on October 1, 2008, plus in each case accrued and unpaid interest. In addition, on or prior to October 1, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 9% Notes at a redemption price of 109% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the indenture governing the 9% Notes), the 9% Notes may be redeemed, on or prior to October 1,

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

2000, as a whole at the option of the Company at a redemption price of 100% plus the Applicable Premium (as defined in the indenture governing the 9% Notes) and accrued and unpaid interest. Upon the occurrence of a change in control after October 1, 2000, the holders of the 9% Notes have the right to require the Company to repurchase all or any part of the 9% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

  (h) 12 3/4% Notes

    In February 1997, Capstar Partners issued its 12 3/4% Senior Discount Notes due 2009 (the "12 3/4% Notes") which are carried at a discount from their aggregate principal amount at maturity of $273,350 at December 31, 1999. The carrying value of the 12 3/4% Notes will increase through accretion until February 1, 2002. Beginning on August 1, 2002, the Company will pay interest of approximately $17,426 semi-annually on February 1 and August 1 of each year until maturity. The yield to maturity and the effective interest rate of the 12 3/4% Notes is 12 3/4% and 10.5%, respectively, (computed on a semi-annual bond equivalent basis), calculated from February 20, 1997.

    The 12 3/4% Notes mature on February 1, 2009 and may be redeemed at any time on or after February 1, 2002, in whole or in part, at the option of the Company at prices ranging from 106.375% at February 1, 2002 and declining to 100% on February 1, 2007 (expressed as a percentage of the accreted value on the redemption date), plus in each case accrued and unpaid interest. In addition, prior to February 1, 2001, the Company may, at its option, redeem up to 25% of the principal amount at maturity of its 12 3/4% Notes at a redemption price of 112.75% of the accreted value, out of the proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change in control (as defined in the indenture of the 12 3/4% Notes), the holders of the 12 3/4% Notes have the right to require the Company to purchase all or a portion of the 12 3/4% Notes at a purchase price equal to (i) 101% of the accreted value if the change in control occurs before February 1, 2002 or (ii) 101% of the principal amount at maturity, plus accrued and unpaid interest, if the change in control occurs after February 1, 2002.

    The Capstar merger resulted in a change of control with respect to the 12 3/4% Notes. In August 1999, the Company repurchased $3,650, or 1.3%, of the aggregate outstanding principal amount of the 12 3/4% Notes for an aggregate repurchase cost of $2,728.

  (i) 12 5/8% Notes

    On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E cumulative exchangeable preferred stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12 5/8% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12 5/8% Series E cumulative exchangeable preferred stock. On November 23, 1999, the Company exchanged all of the shares of its 12 5/8% Series E cumulative exchangeable preferred stock for $143,099 in aggregate principal amount of its 12 5/8% Senior Subordinated Exchange Debentures due 2006 (the "12 5/8% Notes"). Interest on the 12 5/8% Notes is payable semiannually, commencing on January 15, 2000. The 12 5/8% Notes mature on October 31, 2006 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 106.313% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 12 5/8% Notes), the holders of the 12 5/8% Notes have the right to require the Company to repurchase all or any part of the 12 5/8% Notes at a purchase price equal to 101% plus accrued and unpaid interest. As of December 31, 1999, the outstanding principal balance of the 12 5/8% Notes was $143,099.

    The Corporate Reorganization resulted in a change of control with respect to the 12 5/8% Notes. On January 11, 2000, the Company completed a tender offer to purchase all of the outstanding debentures at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company repurchased $1,231, or 0.9% of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1,264.

  (j) 9 1/4% Notes

    In June 1997, Capstar Radio issued its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Notes") which have a principal amount outstanding at December 31, 1999 of $125,775. The Company pays interest of approximately $5,817 on the 9 1/4% Notes semi-annually on January 1 and July 1 of each year.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    The 9 1/4% Notes may be redeemed at any time on or after July 1, 2002, in whole or in part, at the option of the Company at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, the Company may redeem up to 25% of the original aggregate principal amount of its 9 1/4% Notes at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the indenture of the 9 1/4% Notes), the holders of the 9 1/4% Notes have the right to require the Company to purchase all or a portion of its 9 1/4% Notes at a price equal to 101% plus accrued and unpaid interest.

    The Capstar merger resulted in a change of control with respect to the 9 1/4% Notes. In August 1999, the Company repurchased $66,025, or 33.0%, of the aggregate outstanding principal amount of the 9 1/4% Notes for an aggregate repurchase cost of $67,623.

    On September 17, 1999 and September 24, 1999, the Company redeemed $5,000 and $3,200, respectively, of its 9 1/4% Notes for an aggregate repurchase cost of $5,160 and $3,308, respectively.

  (k) 10 3/4% Notes

    On November 12, 1999, AMFM Operating completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% Notes"). Approximately $293,641 in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $343,860 which included the principal amount of the 10 3/4% Notes of $293,641, premiums on the repurchase of $25,300, accrued and unpaid interest of $15,169, consent fees of $8,809 and transaction costs of $941. An extraordinary charge of $7,142 (net of a tax benefit of $3,846) was recorded in connection with the consent solicitation and cash tender offer. As of December 31, 1999, the outstanding principal balance of the 10 3/4% Notes was $175.

  (l) Other

    The 9 3/8% Notes, the 8 3/4% Notes, the 10 1/2% Notes, the 8 1/8% Notes, the 9% Notes, the 12 5/8% Notes, the 9 1/4% Notes and the 10 3/4% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating, subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Notes, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors").

    The 8% Senior Notes are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under its senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes. However, because the 8% Senior Notes are unsecured, the 8% Senior Notes are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

    The senior credit facility and the indentures governing the 8% Senior Notes, the Subordinated Notes and the 12 3/4% Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Partners and its subsidiaries, including AMFM Operating, to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. AMFM Operating is required under its senior credit facility to maintain specified financial ratios, including leverage, interest coverage and fixed charge coverage ratios.

    A summary of the future maturities of long-term debt at December 31, 1999 follows:

2000......................................................            $  --
2001......................................................        2,850,000
2002......................................................               --
2003......................................................               --
2004......................................................          200,000
Thereafter................................................        2,840,217
                                                                 ----------
                                                                 $5,890,217
                                                                 ==========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(10) REDEEMABLE PREFERRED STOCK

  (a) 12% Capstar Partners Preferred Stock

    In June 1997, Capstar Partners issued 1,000,000 shares of its 12% Senior Exchangeable Preferred Stock. Capstar Partners was required to pay dividends on its 12% Senior Exchangeable Preferred Stock semi-annually on January 1 and July 1 of each year at a rate of $12.00 per share. Until July 1, 2002, dividends were to be paid, at the Company's option, either in cash or in additional shares of 12% Capstar Partners Senior Exchangeable Preferred Stock. Since issuance, Capstar Partners has paid the required dividend in additional shares.

    Effective as of January 1, 2000, the Company exchanged all of the outstanding shares of its 12% Senior Exchangeable Preferred Stock for $125,462 in aggregate principal amount of its 12% Subordinated Exchange Debentures due 2009.

  (b) 12 1/4% CMCLA Preferred Stock

    On July 20, 1998, CMCLA completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "12 1/4% Preferred Stock") for its 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures"). Consenting holders of 12 1/4% Preferred Stock received payments of $0.05 per share of 12 1/4% Preferred Stock. On July 23, 1998, CMCLA exchanged the shares of 12 1/4% Preferred Stock for 12 1/4% Debentures.

    On August 19, 1998, CMCLA completed a cash tender offer (the "12 1/4% Debentures Tender Offer") for all of its 12 1/4% Debentures for an aggregate repurchase cost of $143,836 which included (i) the principal amount of the 12 1/4% Debentures of $119,445, (ii) premiums on the repurchase of the 12 1/4% Debentures of $22,683, (iii) accrued and unpaid interest on the 12 1/4% Debentures from July 23, 1998 through August 19, 1998 of $1,138 and (iv) transaction costs of $570. In connection with the 12 1/4% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

  (c) 12% CMCLA Preferred Stock

    On May 8, 1998, CMCLA completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, CMCLA exchanged the shares of 12% Preferred Stock for 12% Debentures.

    On June 10, 1998, CMCLA completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798,
(iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $1,976 and (iv) transaction costs of $958. In connection with the 12% Debentures Tender Offer, CMCLA recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

(11) AMFM STOCK OPTION PLANS

    AMFM has established the 1992, 1993, 1995, 1998 and 1999 Employee Stock Option Plans (the "Employee Option Plans") which provide for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Employee Option Plans make available for issuance an aggregate of 25,105,000 shares of AMFM common stock, including 7,000,000 Value Options (the "Value Options") available under the 1999 Employee Option Plan. The Value Options become exercisable after the date on which the average fair market value of a share of AMFM's common stock, calculated on a daily basis, exceeds $100.00 per share for 30 consecutive days or, for Value Options granted subsequent to June 1, 1999, the average fair market value of a share of AMFM's common stock, calculated on a daily basis, exceeds the higher of $100.00 per share or 200% of the option's exercise price for 30 consecutive days or upon a change in control of AMFM. Options issued under the 1992, 1993, 1995 and 1998 Employee Option Plans have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES subsequent to the date of issuance. The 1999 Employee Option Plan provides for options which vest one year subsequent to the date of issuance and generally carry an expiration date of three years subsequent to the date of issuance and Value Options which vest over a five-year period and generally carry an expiration date of five years subsequent to the date of issuance. Options issued under the 1993, 1995, 1998 and 1999 Employee Option Plans are required to have exercise prices equal to or in excess of the fair market value of AMFM's common stock on the date of issuance unless approved by the Compensation Committee of the Company's Board of Directors.

    In May 1995, AMFM also established the Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the issuance of stock options to non-employee directors of the Company. The Director Plan makes available for issuance an aggregate of 900,000 shares of AMFM common stock. Options issued under the Director Plan have exercise prices equal to the fair market value of AMFM's common stock on the date of issuance, vest over a three-year period and have an expiration date of ten years subsequent to the date of issuance.

    In connection with the acquisition of Broadcasting Partners, Inc. ("BPI") in May 1995, AMFM assumed outstanding options to purchase 310,276 shares of AMFM's common stock (the "BPI Options"). The BPI Options vested and became exercisable on May 12, 1996 and have an expiration date of ten years subsequent to the original date of issuance by BPI.

    In connection with the Chancellor Merger, AMFM assumed outstanding options to purchase 3,526,112 shares of AMFM's common stock (the "Chancellor Options") with a fair value of $34,977. The Chancellor Options have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by CBC.

    In connection with the Capstar merger, AMFM assumed outstanding options and warrants to purchase 3,220,775 shares of AMFM's common stock (the "Capstar Options") with a fair value of $81,481. The Capstar Options have varying vesting periods as provided in separate stock option and warrant agreements and generally carry an expiration date of ten years subsequent to the original date of issuance by Capstar.

    The total options available for grant were 2,171,939 and 2,324,758 at December 31, 1998 and 1999, respectively.

    Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 1997, 1998 and 1999:

                                                    1997                        1998                        1999
                                           ------------------------    ------------------------    -------------------------
                                                           WEIGHTED                    WEIGHTED                    WEIGHTED
                                                           AVERAGE                     AVERAGE                      AVERAGE
                                                           EXERCISE                    EXERCISE                     EXERCISE
                                            SHARES          PRICE       SHARES          PRICE        SHARES          PRICE
                                           ---------       -------     ---------       --------    ----------       --------
Outstanding at beginning of year ...       3,559,984       $  5.97     8,826,696       $  12.98    14,825,989       $  26.03
Granted ............................       2,773,590         22.89     7,392,000          39.28    10,355,986          49.34
Assumed in acquisitions ............       3,526,112          9.29            --          --        3,220,775          32.08
Exercised ..........................        (994,526)         5.43    (1,075,860)          9.55    (1,795,413)         19.28
Canceled ...........................         (38,464)        19.46      (316,847)         20.82      (208,162)         37.44
                                           ---------                  ----------                   ----------
Outstanding at end of year .........       8,826,696       $ 12.98    14,825,989       $  26.03    26,399,175       $  35.53
                                           =========                  ==========                   ==========

Options and warrants
exercisable at year end ............       5,687,960                  10,211,090                   16,090,295
                                           =========                  ==========                   ==========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                                                                                        OPTIONS AND WARRANTS
                                         OPTIONS AND WARRANTS OUTSTANDING                   EXERCISABLE
                               -------------------------------------------------   ------------------------------
                                   NUMBER                                              NUMBER
                               OUTSTANDING AT  WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE AT     WEIGHTED
    RANGE OF                    DECEMBER 31,      REMAINING          AVERAGE       DECEMBER 31,       AVERAGE
 EXERCISE PRICES                    1999       CONTRACTUAL LIFE   EXERCISE PRICE        1999       EXERCISE PRICE
------------------             --------------  ----------------   --------------   -------------- ---------------
$0.01 ....................         445,000       2.6 years          $  0.01           445,000         $ 0.01
$4.13 to 6.17 ............       1,415,094       4.5 years             4.55         1,415,094           4.55
$8.90 to 13.00 ...........       1,785,249       6.1 years            11.12         1,726,751          11.13
$13.38 to 19.30 ..........       1,939,925       7.5 years            15.85         1,915,909          15.92
$20.18 to 29.88 ..........       3,644,476       7.8 years            24.24         3,170,242          24.26
$30.57 to 44.75 ..........       6,778,155       8.3 years            40.83         5,109,299          41.75
$46.13 to 63.88 ..........      10,218,784       5.7 years            49.22         2,308,000          46.93
$70.69 to 78.25 ..........         172,492       3.1 years            75.35                --             --
                                ----------                                         ----------
                                26,399,175                          $ 35.53        16,090,295         $28.26
                                ==========                                         ==========

    The weighted-average fair value of options granted during 1997, 1998 and 1999 which have exercise prices equal to the market value of AMFM's common stock on the date of issuance was $10.25, $17.50 and $23.78, respectively. The weighted-average fair value of options granted during 1998 and 1999 which have exercise prices less than the market value of AMFM's common stock on the date of issuance was $28.19 and $23.50, respectively. The weighted-average fair value of options granted during 1999 which have exercise prices greater than the market value of AMFM's common stock on the date of issuance was $25.89.

    The Company applies APB Opinion No. 25 in accounting for AMFM's Employee Option Plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of AMFM's common stock on the date of issuance.

    On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. In connection with Mr. Ginsburg's resignation, the Company incurred non-cash compensation expense of $16,000 in 1998 related to the grant of 800,000 stock options to Mr. Ginsburg at an exercise price of $23.25 per share. The Company recognized non-cash compensation expense of $6,443 during 1999 related to stock options granted to employees, primarily corporate personnel.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                 1997            1998            1999
                               --------       ---------       ---------
Net loss:
  As reported ...........      $(18,844)      $ (77,988)      $(154,471)
  Pro forma .............       (31,738)       (143,086)       (240,997)

    The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: expected stock volatility ranging from 39.9% to 45.2%; risk-free interest rates ranging from 4.7% to 6.7%; dividend yields of 0%; and expected lives ranging from three to seven years.

(12) INCOME TAXES

    Income tax expense from continuing operations consists of the following:

                                               1997          1998          1999
                                             --------       -------      --------
Current tax expense:
  Federal .............................      $  6,840           $--      $     --
  State ...............................         4,791         5,033        13,100
  Foreign .............................            --            --         1,000
                                             --------       -------      --------
Total current tax expense .............        11,631         5,033        14,100
Deferred tax expense (benefit) ........        (3,829)       28,718       (15,164)
                                             --------       -------      --------
Total income tax expense (benefit) ....      $  7,802       $33,751      $ (1,064)
                                             ========       =======      ========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    During 1997, 1998 and 1999, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses were approximately $2,343, $25,357 and $8,153 for the years ended December 31, 1997, 1998 and 1999, respectively. This tax benefit is separately allocated to the extraordinary item. During 1998 and 1999, the Company recognized a tax benefit of $13,098 and $23,760, respectively, due to the exercise of certain stock options.

    Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations for the years ended December 31, 1997, 1998 and 1999 as a result of the following:

                                                        1997           1998           1999
                                                      --------       --------       --------
Computed "expected" tax expense (benefit) ......      $ (2,342)      $    998       $(47,181)
Amortization of goodwill .......................         5,744         11,728         28,225
State income taxes, net of federal benefit .....         2,533          4,919          8,515
Foreign income taxes ...........................            --             --          1,000
Non-deductible compensation ....................            --         13,221          3,500
Non-deductible meals and entertainment .........         1,028          2,312          3,205
Other, net .....................................           839            573          1,672
                                                      --------       --------       --------
                                                      $  7,802       $ 33,751       $ (1,064)
                                                      ========       ========       ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1999 are presented below:

                                                                        1998              1999
                                                                     ---------       -----------
Deferred tax assets:
  Net operating loss and credit carryforwards .................      $  76,755       $   231,019
  Accrued executive compensation and stock options ............         10,452            15,342
  Differences in book and tax bases related to media
     representation contracts .................................         27,233            19,966
  Differences in book and tax bases of lease liabilities ......          4,727             4,727
  Differences in book and tax bases of long-term debt .........             --            39,407
  Other .......................................................          1,754             7,242
                                                                     ---------       -----------
          Total deferred tax assets ...........................        120,921           317,703
                                                                     ---------       -----------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily related
     to acquisitions ..........................................       (567,221)       (1,944,312)
  Investment in Lamar .........................................             --           (75,761)
  Other .......................................................         (6,834)           (9,980)
                                                                     ---------       -----------
          Total deferred tax liabilities ......................       (574,055)       (2,030,053)
                                                                     ---------       -----------
          Net deferred tax liability ..........................      $(453,134)      $(1,712,350)
                                                                     =========       ===========

    Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1999 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

    At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $542,100, expiring from 2000 to 2019 and has alternative minimum tax credit carryforwards of approximately $4,700 that do not expire. Approximately $164,100 and $2,800 of the net operating loss and tax credit carryforwards, respectively, at December 31, 1999 are subject to annual use limitations under tax rules governing changes of ownership.

(13) COMMITMENTS AND CONTINGENCIES

    The Company has long-term operating leases for office space and certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $10,913, $39,427 and $70,725 for

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

1997, 1998 and 1999, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows:

Year ending December 31:
  2000.....................................................           $ 40,572
  2001.....................................................             40,371
  2002.....................................................             36,352
  2003.....................................................             34,534
  2004.....................................................             32,228
  Thereafter...............................................            217,586
                                                                      --------
                                                                      $401,643
                                                                      ========

    On July 24, 1998, in connection with Capstar Broadcasting's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository stockholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the class A common stockholders at the expense of the depository stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On February 12, 1999, the parties signed a memorandum of understanding that provided for the settlement of the lawsuit. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are the Company, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

    The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    The Company offers substantially all of its employees voluntary participation in a 401(k) Plan. The Company may make discretionary contributions to the plans; however, no such contributions were made by the Company during 1997, 1998 or 1999.

(14) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  (a) Interest Rate Risk Management

    The Company enters into interest rate swaps to diversify its risk associated with interest rate fluctuations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

  (b) Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1999. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                        1998                             1999
                                                             ---------------------------       -------------------------
                                                              CARRYING          FAIR            CARRYING          FAIR
                                                               AMOUNT           VALUE            AMOUNT           VALUE
                                                             ----------      -----------       ----------      ----------
Long-term debt-- Senior Credit Facility ...............      $1,596,000      $ 1,596,000       $2,850,000      $2,850,000
Long-term debt-- 8% Senior Notes ......................         750,000          761,250          750,000         742,500
Long-term debt-- 9 3/8% Notes .........................         200,000          208,000          200,000         206,000
Long-term debt-- 8 3/4% Notes .........................         200,000          204,000          200,000         203,000
Long-term debt-- 10 1/2% Notes ........................         100,000          110,000          100,000         108,000
Long-term debt-- 8 1/8% Notes .........................         500,000          495,000          500,000         497,500
Long-term debt-- 9% Notes .............................         750,000          787,500          750,000         772,500
Long-term debt-- 12 3/4% Notes ........................              --               --          245,700         243,282
Long-term debt-- 12 5/8% Notes ........................              --               --          164,954         161,702
Long-term debt-- 9 1/4% Notes .........................              --               --          129,388         129,863
Long-term debt-- 10 3/4% Notes ........................              --               --              175             189
Interest rate swaps and collars asset (liability)  ....              --          (12,799)              --           9,843
Redeemable preferred stock-- 12% Capstar
  Partners Preferred Stock ............................              --               --          151,982         141,145

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

    Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

    Long-term debt: The fair values of the Company's notes are based on quoted market prices at December 31, 1998 and 1999. As amounts outstanding under the senior credit facility bear interest at current market rates, their carrying amounts approximate fair market value.

    Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by either party.

    Redeemable preferred stock: The fair value of Capstar Partners' 12% Senior Exchangeable Preferred Stock is based on December 31, 1999 quoted market prices.

(15) RELATED PARTY AND OTHER TRANSACTIONS

    As of December 31, 1999, Thomas O. Hicks and affiliates of Hicks Muse beneficially owned an aggregate 59,489,681 shares of common stock of AMFM. Mr. Hicks is Chairman of the Board and a director of AMFM.

    The Company is subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997 with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, the Company paid to Hicks, Muse & Co. Partners, L.P. an annual fee of not less than $1,000, subject to increase or decrease (but not below $1,000) based upon changes in the consumer price index. Hicks, Muse & Co. Partners, L.P. is also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. The financial monitoring and oversight agreement provides that the agreement will terminate at such time as Thomas O. Hicks and his affiliates collectively cease to beneficially own at least two-thirds of the number of shares of AMFM's common stock beneficially owned by them, collectively, at the effective time of the Chancellor Merger. Effective March 15, 1999, Hicks, Muse & Co. Partners, L.P. agreed to waive the annual fee payment under the financial monitoring and oversight agreement, although it will still be entitled to the reimbursement of certain expenses incurred and the benefit of certain indemnity obligations of the Company in connection with the performance of its obligations thereunder. The Company paid Hicks, Muse & Co. Partners, L.P. a total of $333, $1,019 and $259 in 1997, 1998 and 1999, respectively, in connection with the financial monitoring and oversight

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES agreement which is included in corporate general and administrative expense.

    In connection with the consummation of the Chancellor Merger, a financial advisory agreement among CBC, CRBC and HM2/Management Partners, L.P. ("HM2/Management"), an affiliate of Hicks Muse, was terminated. In consideration thereof, in lieu of any payments required to be made under the financial advisory agreement in respect of the transactions contemplated by such merger, HM2/Management was paid a fee of $10,000 in cash upon consummation of the transaction which was accounted for as a direct acquisition cost. As part of the termination of the financial advisory agreement, the Company paid Hicks, Muse & Co. Partners, L.P. $1,500 for financial advisory services in connection with the acquisition of Katz in 1997 which was accounted for as a direct acquisition cost.

    Upon consummation of the Capstar merger, Capstar Broadcasting made payments to Hicks, Muse & Co. Partners, L.P. of $10,000 in cash and AMFM granted Hicks, Muse & Co. Partners, L.P. options to purchase up to 969,616 shares of AMFM's common stock at a per share exercise price of $52.00 in connection with the termination of monitoring and oversight and financial advisory agreements with Capstar Broadcasting and its subsidiaries and in satisfaction of the services performed by Hicks, Muse & Co. Partners, L.P. in connection with the Capstar merger. Affiliates of Hicks Muse had a controlling interest in Capstar Broadcasting prior to the Capstar merger.

    The Company is subject to an Amended and Restated Stockholders Agreement, dated as of February 14, 1996, as amended on September 4, 1997 and July 13, 1999, among the Company and certain holders of AMFM common stock held by former stockholders of CBC, which provides for registration rights for the shares of AMFM common stock held by such holders. The stockholders agreement relates to shares of AMFM common stock held by certain affiliates of Hicks Muse. Affiliates of Hicks Muse that are parties to the stockholders agreement have agreed to the termination of such agreement at the effective time of the Clear Channel merger.

    In October and November 1998, LIN purchased two airplanes and subsequently entered into two lease agreements with respect to those airplanes with AMFM. In June 1999, LIN sold one of the airplanes to an unrelated third party and the lease was terminated. AMFM purchased the other airplane from LIN in June 1999 and the lease was terminated. In 1998 and 1999, AMFM paid to LIN approximately $415 and $1,218, respectively, under the leases. Affiliates of Hicks Muse have a controlling interest in LIN and a substantial investment in AMFM.

    In connection with the resignation by Jeffrey A. Marcus as President and Chief Executive Officer of the Company in March 1999, Mr. Marcus entered into a termination agreement, which provided, among other things, that (i) Mr. Marcus received a one-time cash payment of $6,250 and a pro-rated bonus for fiscal year 1998 of $2,333; (ii) Mr. Marcus was granted options to purchase 800,000 shares of AMFM common stock at an exercise price of $47.0625 per share; and (iii) unvested options to acquire 625,000 shares of AMFM common stock previously granted to Mr. Marcus automatically vested and became immediately exercisable.

    Vernon E. Jordan, Jr., a director of AMFM, served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999. Deutsche Bank Securities, Inc., formerly BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by AMFM in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. Deutsche Bank Securities Inc. has been engaged as a financial advisor in connection with the Clear Channel merger and served as a co-lead arranger for the Company's senior credit facility. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to the Company, and will continue to provide services to the Company in the future, including as administrative agent for the Company's senior credit facility. Fees paid to Deutsche Bank Securities Inc. in 1998 were approximately $10,275 and fees paid in 1999 while Mr. Jordan served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999 were minimal.

    In May 1998, CMCLA (i) began programming ten radio stations owned by Capstar Communications under time brokerage agreements and in 1998 and 1999 through the date of the Capstar merger CMCLA paid fees of $28,831 and $26,832, respectively, to Capstar Communications related to these agreements and (ii) provided a loan to Capstar Broadcasting in the principal amount of $150,000 included in other assets at December 31, 1998. The note receivable from Capstar Broadcasting was extinguished in 1999 in conjunction with the Capstar merger. Interest income on this note receivable was $10,600 and $9,650 in 1998 and 1999, respectively, through the date of the Capstar merger. CMCLA also began operating Capstar Broadcasting's station WKNR-AM in Cleveland, Ohio under a time brokerage agreement effective February 1, 1999.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    In connection with the retirement of James E. de Castro, AMFM's former Vice Chairman and President and Chief Executive Officer of the AMFM Radio Group, on February 16, 2000, Mr. de Castro entered into a separation agreement with the Company. The agreement provided, among other things, that (i) Mr. de Castro receive a one-time cash severance payment of $5,000; (ii) unvested options to acquire 1,120,000 shares of AMFM common stock previously granted to Mr. de Castro will automatically vest and become immediately exercisable upon completion of the Clear Channel merger; and (iii) an additional 160,000 stock options of the 640,000 stock options granted to Mr. de Castro on April 17, 1999 will vest on April 17, 2000 and an additional 200,000 stock options granted to Mr. de Castro on April 9, 1999 will vest on April 9, 2000. The Company's statement of operations for the year ended December 31, 1999 does not reflect any charges related to the retirement of Mr. de Castro.

(16) MERGER AND NON-RECURRING COSTS

    Merger and non-recurring costs consist of the following for the year ended December 31, 1998 and 1999:

                                                                     1998         1999
                                                                    -------      -------
Write-off of Petry transaction costs, Capstar
  internal acquisition costs and Clear Channel merger
  costs(a) ...................................................      $    --      $ 6,475
Executive severance costs(b) .................................       47,661       12,196
Personnel changes and contractual obligations in exiting
  certain non-core business ventures(c) ......................           --       25,003
Personnel changes, format changes and other non-recurring
  costs incurred
  in connection with the implementation of the Company's
  market strategy(d) .........................................           --       14,291
Other(e) .....................................................           --        5,754
                                                                    -------      -------
                                                                    $47,661      $63,719
                                                                    =======      =======

------------------

(a) On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation ("Petry"), a leading independent television representation firm, for approximately $127,000. The Company subsequently assigned its contract to acquire Petry to LIN Television Corporation ("LIN"). The Company recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction.

         The Company also incurred various internal costs related to the Capstar and Clear Channel mergers totaling $2,327.


(b) On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with James E. de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. In connection with Mr. Ginsburg's resignation, the Company incurred a one-time executive severance charge of $43,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg; (ii) fees of $12,500 to be paid to Mr. Ginsburg over five years, (iii) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively, (iv) execution bonuses of $1,000 each paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (v) other costs incurred in connection with Mr. Ginsburg's resignation of $975. Subsequently, Matthew E. Devine resigned as Senior Vice President and Chief Financial Officer of the Company and from all appointments and positions with its respective subsidiaries and entered into a termination agreement with the Company. In connection with Mr. Devine's resignation, the Company incurred a one-time executive severance charge of $4,186 which consists of (i) a one-time cash payment of $2,000, (ii) bonus payments totaling $2,033 and (iii) other costs of $153.

         On March 15, 1999, the Company announced an executive realignment which included (i) the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer; (ii) the resignation of Thomas
         P. McMillin as the Company's Chief Financial Officer; (iii) the departure of Richard A. B. Gleiner as the Company's General Counsel; and (iv) the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development, each effective March 15, 1999. In connection with the executive realignment, the Company recorded a charge of $12,196 for executive severance and other costs.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(c) In connection with the Company's decision to sharpen its focus on domestic radio and new media operations, management decided to discontinue Katz Media's international operations and streamline its television representation business, sell its outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign to LIN its contract to acquire Petry. Of the $25,003 incurred, $4,285 related to personnel costs and the remainder related to the termination of contractual obligations, such as leases, and legal and advisory fees. At December 31, 1999, $2,899 of the total costs are accrued and are expected to be paid during the first quarter of 2000.

(d) In 1999, the Company announced its new market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. Of the total costs incurred, $13,411 related to personnel costs. At December 31, 1999, $9,539 of the total costs were accrued and the majority of such costs are expected to be paid during the first half of 2000.

(e) During the third and fourth quarters of 1999, developmental costs of $5,754 were incurred related to the Galaxy(TM) system and Star Performance Group, AMFM's proprietary traffic system and sales training program.

(17) SEGMENT DATA

    During the year ended December 31, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Intersegment revenue is included in the segment totals for internal reporting. This intercompany revenue is eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1. Information about each of the operating segments follows:

  (a) AMFM Radio Group -- radio broadcasting

    The AMFM Radio Group portfolio consisted of 456 radio stations (330 FM and 126 AM) at December 31, 1999, including 12 stations operated under time brokerage or joint sales agreements. As of December 31, 1999, the AMFM Radio Group owned superduopolies (clusters of four or five FM stations) in 11 of the nation's 15 largest radio markets -- Los Angeles, New York, Chicago, San Francisco, Dallas/ Ft. Worth, Washington, D.C., Houston, Philadelphia, Detroit, Denver and Minneapolis-St. Paul and in five other large markets -- Phoenix, Cleveland, Orlando, Pittsburgh and Puerto Rico. The AMFM Radio Group also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States, and Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

  (b) AMFM New Media Group -- media representation

    The AMFM New Media Group includes Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations. Katz is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas.

  (c) Chancellor Outdoor Group -- outdoor advertising

    The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar, as discussed in Note 3(b). The Chancellor Outdoor Group segment data includes the results of operations of the outdoor advertising business through September 15, 1999.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

    Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                              1997             1998               1999
                                                           ----------      -----------       ------------
AMFM Radio Group -- radio broadcasting:
  Net revenues ......................................      $  548,856      $ 1,057,044       $  1,669,638
  Operating expenses ................................         297,085          551,037            856,376
  Depreciation and amortization .....................         168,597          376,833            583,932
  Merger and non-recurring costs ....................              --               --             12,388
  Operating income ..................................          75,450          122,188            203,498
  Capital expenditures ..............................          10,544           18,736             32,484
  Identifiable assets ...............................       4,265,038        4,649,127         10,934,387
AMFM New Media Group -- media representation:
  Net revenues ......................................          35,901          192,794            198,304
  Operating expenses ................................          21,842          131,106            139,685
  Depreciation and amortization .....................           4,210           29,630             35,598
  Merger and non-recurring costs ....................              --               --              9,026
  Operating income ..................................           8,399           25,299              7,002
  Capital expenditures ..............................             436           15,190              9,469
  Identifiable assets ...............................         495,951          528,238            594,894
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues ......................................              --           47,605            156,627
  Operating expenses ................................              --           23,505             84,583
  Depreciation and amortization .....................              --           25,986             94,062
  Merger and non-recurring costs ....................              --               --              2,154
  Operating loss ....................................              --           (3,871)           (31,007)
  Capital expenditures ..............................              --            5,344             22,716
  Identifiable assets ...............................              --        1,743,254                 --

    The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation, merger and non-recurring costs, corporate capital expenditures and general corporate assets were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                               1997          1998            1999
                                                             --------      --------      ----------
Intersegment net revenues .............................      $  2,679      $ 23,587      $   46,681
Intersegment operating expenses .......................         2,679        23,587          31,933
Unallocated depreciation and amortization .............        13,175        13,889          17,922
Unallocated corporate general and administrative
  expenses ............................................        12,268        20,992          30,287
Unallocated non-cash compensation .....................            --        16,000           6,443
Unallocated merger and non-recurring costs ............            --        47,661          40,151
Unallocated corporate capital expenditures ............           686         4,191           8,488
Unallocated general corporate assets ..................       207,886       307,288       1,290,588

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         QUARTER ENDED
                                                    --------------------------------------------------------------
                                                     MARCH 31        JUNE 30       SEPTEMBER 30        DECEMBER 31
                                                    ---------       ---------      ------------        -----------
1998:
  Net revenues ...............................      $ 233,557       $ 321,710       $ 343,829          $ 374,760
  Operating income (loss) ....................        (13,201)        (18,072)         38,010             38,337
  Income (loss) before extraordinary
     item ....................................        (58,560)         47,092           7,161            (26,592)
  Net income (loss) attributable to
     common stock ............................        (68,571)          8,536          (8,962)           (26,592)
1999:
  Net revenues ...............................      $ 350,265       $ 434,146       $ 592,437(1)       $ 601,040
  Operating income (loss) ....................        (40,147)         56,951           5,509(1)          47,629
  Income (loss) before extraordinary item ....        (93,969)        (16,089)         55,059(1)         (84,330)

  Net income (loss) attributable to
     common stock ............................        (93,969)        (16,089)         51,375(1)        (102,044)

------------

(1) As discussed in Note 1(b), the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. Therefore, the Company's financial statements include the accounts of CMCLA for all periods presented and the accounts of Capstar Partners and its subsidiaries subsequent to July 13, 1999.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholder of
Capstar Broadcasting Partners, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated March 13, 2000, which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                                                                      SCHEDULE I

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   CONDENSED BALANCE SHEETS -- PARENT COMPANY
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                           ASSETS
                                                                               1999
                                                                           -----------
Investment in subsidiaries, at equity ...............................      $ 5,108,180
Other assets ........................................................            4,091
                                                                           -----------
                                                                           $ 5,112,271
                                                                           ===========
                            LIABILITIES AND STOCKHOLDER'S EQUITY
Long-term debt ......................................................      $   245,700
Redeemable senior exchangeable preferred stock of subsidiary ........          151,982
Stockholders' equity:
  Common stock ......................................................                1
  Paid-in capital ...................................................        5,169,932
  Accumulated deficit ...............................................         (455,344)
                                                                           -----------
          Total stockholder's equity ................................        4,714,589
                                                                           -----------
                                                                           $ 5,112,271
                                                                           ===========

            See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF OPERATIONS -- PARENT COMPANY
                          YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                            1999
                                                         ---------
Interest expense ..................................      $  11,688
                                                         ---------
Operating loss ....................................        (11,688)
Income tax benefit ................................          4,091
                                                         ---------
  Loss before equity in net loss of affiliates ....         (7,597)
Equity in net loss of affiliates ..................        146,874
                                                         ---------
  Net loss ........................................       (154,471)
Preferred stock dividends .........................          6,256
                                                         ---------
  Net loss attributable to common stock ...........      $(160,727)
                                                         =========

            See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY
                          YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                1999
                                                              --------
Net cash used by operating activities ..................      $     --
                                                              --------
Cash flows from investing activities:
  Investment in subsidiaries ...........................       (12,944)
                                                              --------
Cash flows from financing activities:
  Dividends on preferred stock .........................           (30)
  Dividends to parent ..................................            30
  Distributions to parent ..............................       (51,488)
  Distributions from subsidiary ........................        52,826
  Contributions from parent ............................        12,944
  Other ................................................        (1,338)
                                                              --------
          Net cash provided by financing activities ....        12,944
                                                              --------
Net change in cash and cash equivalents ................            --
Cash and cash equivalents at beginning of year .........            --
                                                              --------
Cash and cash equivalents at end of year ...............      $     --
                                                              ========

            See accompanying notes to condensed financial statements.

                                                               SCHEDULE I, CONT.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

(1) GENERAL

    The accompanying condensed financial statements of Capstar Broadcasting Partners, Inc. and Subsidiaries ("Capstar Partners" or the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K. The Company's wholly-owned and majority-owned subsidiaries are accounted for using the equity method.

(2) OBLIGATIONS, GUARANTEES AND COMMITMENTS

    On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Partners and AMFM Operating Inc. ("AMFM Operating"), through a series of related transactions, including contributions of stock and mergers of its direct and indirect subsidiaries (the "Corporate Reorganization"). Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

    As CMCLA and Capstar Partners were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements as of and for all periods presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting Corporation, which included Capstar Partners (see Note 3(a) to consolidated financial statements of Capstar Broadcasting Partners, Inc. and Subsidiaries), the Company's financial statements also include the accounts of Capstar Partners and its subsidiaries.

    Subsequent to the Corporate Reorganization, the Company has guaranteed the obligations under a loan agreement of AMFM Operating. See Note 9 to consolidated financial statements of Capstar Broadcasting Partners, Inc. and Subsidiaries regarding these obligations.

                                                                     SCHEDULE II

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                       ADDITIONS    ADDITIONS
                                           BALANCE AT  CHARGED TO    CHARGED                     BALANCE
                                           BEGINNING   COSTS AND     TO OTHER                     AT END
DESCRIPTION                                OF PERIOD    EXPENSES     ACCOUNTS       WRITEOFFS    OF PERIOD
                                            ----------------------  -----------     ---------    ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999 .......      $15,580      $12,518      $5,338(1)      $12,008      $21,428
                                            =======      =======      ======         =======      =======
  Year ended December 31, 1998 .......      $12,651      $ 5,684      $3,827(1)      $ 6,582      $15,580
                                            =======      =======      ======         =======      =======
  Year ended December 31, 1997 .......      $ 2,292      $ 5,174      $7,049(1)      $ 1,864      $12,651
                                            =======      =======      ======         =======      =======

------------

(1) Additions result from the application of purchase accounting relating to the Chancellor Merger, the Viacom Acquisition and the Katz Acquisition in 1997, the acquisitions of WWDC-FM/AM, Martin Media, Primedia and the Outdoor Advertising Division of Whiteco in 1998 and the acquisitions of Wincom Broadcasting Corporation, Zebra Broadcasting Corporation, radio stations WDOK-FM and WRMR-AM from Independent Group Limited Partnership and WZAK-FM from Zapis Communications and the Capstar merger in 1999.

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          2.1(1)     --      Stock Purchase Agreement, dated February 16, 1997,
                             by and between Viacom International Inc. and
                             Evergreen Media Corporation of Los Angeles, (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.2(1)     --      Agreement and Plan of Merger, dated as of February
                             19, 1997, by and among Evergreen Media Corporation,
                             Chancellor Broadcasting Company and Chancellor
                             Radio Broadcasting Company.

          2.3(1)     --      Joint Purchase Agreement, dated as of February 19,
                             1997, by and among Chancellor Radio Broadcasting
                             Company, Chancellor Broadcasting Company, Evergreen
                             Media Corporation of Los Angeles, and Evergreen
                             Media Corporation (see table of contents for list
                             of omitted schedules and exhibits).

          2.4(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: WGCI-AM and WGCI-FM), (see table of contents
                             for list of omitted schedules and exhibits).

          2.5(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: KKBQ-AM and KKBQ-FM), (see table of contents
                             for list of omitted schedules and exhibits).

          2.6(2)     --      Asset Purchase Agreement, dated as of April 4,
                             1997, by and between Pacific and Southern Company,
                             Inc. and Evergreen Media Corporation of Los Angeles
                             (re: KHKS-FM), (see table of contents for list of
                             omitted schedules and exhibits).

          2.7(3)     --      Amended and Restated Agreement and Plan of Merger,
                             dated as of February 19, 1997, among Chancellor
                             Broadcasting Company, Chancellor Radio Broadcasting
                             Company, Evergreen Media Corporation, Evergreen
                             Mezzanine Holdings Corporation and Evergreen Media
                             Corporation of Los Angeles, amended and restated as
                             of July 31, 1997 (see table of contents for list of
                             omitted schedules and exhibits).

          2.8(4)     --      Option Agreement, dated as of August 6, 1997, by
                             and among Evergreen Media Corporation, Chancellor
                             Broadcasting Company, Bonneville International
                             Corporation and Bonneville Holding Company.

          2.9(5)     --      Letter Agreement, dated February 20, 1998, between
                             Chancellor Media Corporation of Los Angeles
                             ("CMCLA") and Capstar Broadcasting Corporation.

          2.10(6)    --      Amendment No. 1, dated May 19, 1998, to Letter
                             Agreement dated February 20, 1998, between CMCLA
                             and Capstar Broadcasting Corporation.

          2.11(6)    --      Unit and Stock Purchase Agreement, dated as of June
                             19, 1998, by and among CMCLA, Martin Media, L.P.,
                             Martin & MacFarlane, Inc., Nevada Outdoor Systems,
                             Inc., MW Sign Corp. and certain sellers named
                             therein, (see table of contents for list of omitted
                             schedules and exhibits).

          2.12(6)    --      Asset Purchase Agreement, dated August 11, 1998,
                             between CMCLA and Independent Group Limited
                             Partnership (see table of contents for list of
                             omitted schedules and exhibits).

          2.13(6)    --      Asset Purchase Agreement, dated August 11, 1998,
                             between CMCLA and Zapis Communications Corporation
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.14(6)    --      Stock Purchase Agreement, dated August 11, 1998,
                             among CMCLA, Young Ones, Inc., Zebra Broadcasting
                             Corporation and the Sellers named therein (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.15(6)    --      Stock Purchase Agreement, dated August 11, 1998,
                             among CMCLA, ML Media Partners LP., Wincom
                             Broadcasting Corporation and WIN Communications,
                             Inc. (see table of contents for list of omitted
                             schedules and exhibits).

          2.16(7)    --      Agreement and Plan of Merger, dated as of August
                             26, 1998, among Chancellor Media Corporation,
                             Capstar Broadcasting Corporation and CBC
                             Acquisition Company, Inc., (see table of contents
                             for list of omitted schedules and exhibits).

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------

          2.17(8)    --      Amended and Restated Agreement and Plan of Merger,
                             dated as of April 29, 1999, among Chancellor Media
                             Corporation, Capstar Broadcasting Corporation, CBC
                             Acquisition Company, Inc. and CMC Merger Sub, Inc.
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.18(9)    --      First Amendment to Amended and Restated Agreement
                             and Plan of Merger, dated as of June 30, 1999,
                             among Chancellor Media Corporation, Capstar
                             Broadcasting Corporation and CMC Merger Sub, Inc.

          2.19(10)   --      Asset Purchase Agreement, dated August 30, 1998, by
                             and among CMCLA, Whiteco Industries Inc. and Metro
                             Management Associates (see table of contents for
                             list of omitted schedules and exhibits).

          2.20(11)   --      Asset Purchase Agreement, dated as of August 14,
                             1998, by and among Chancellor Media Corporation of
                             Illinois, Chancellor Media Illinois License Corp.
                             and ABC, Inc. (see table of contents for list of
                             omitted schedules and exhibits).

          2.21(8)    --      Asset Purchase Agreement, dated as of September 15,
                             1998, by and between The Broadcast Group, Inc. and
                             Chancellor Media/Shamrock Broadcasting, Inc. (see
                             table of contents for list of omitted schedules and
                             exhibits).

          2.22(12)   --      Stock Purchase Agreement, dated as of June 1, 1999,
                             by and between Lamar Advertising Company and CMCLA
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.23(12)   --      Subscription Agreement, dated as of June 1, 1999,
                             by and between Lamar Advertising Company and CMCLA.

          2.24(12)   --      Voting Agreement, dated as of June 1, 1999, by and
                             among Lamar Advertising Company, CMCLA and Reilly
                             Family Limited Partnership.

          2.25(9)    --      Second Amended and Restated Stock Purchase
                             Agreement dated as of August 11, 1999 by and among
                             Lamar Advertising Company, Lamar Media Corp.,
                             Chancellor Mezzanine Holdings Corporation and CMCLA
                             (see table of contents for list of omitted
                             schedules and exhibits).

          2.26(57)   --      Registration Rights Agreement dated as of September
                             15, 1999 among Lamar Advertising Company, CMCLA and
                             Chancellor Mezzanine Holdings Corporation.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          2.27(57)   --      Stockholders Agreement dated as of September 15,
                             1999 among Lamar Advertising Company and certain of
                             its stockholders.

          2.28(9)    --      Second Amended and Restated Voting Agreement, dated
                             as of August 11, 1999, among Lamar Advertising
                             Company, CMCLA, Chancellor Mezzanine Holdings
                             Corporation and Reilly Family Limited Partnership.

          2.29(13)   --      Agreement and Plan of Merger, dated October 2,
                             1999, by and between Clear Channel Communications,
                             Inc., CCU Merger Sub, Inc. and AMFM Inc. (see table
                             of contents for list of omitted schedules and
                             exhibits).

          2.30(14)   --      Voting Agreement, dated October 2, 1999, by and
                             between Clear Channel Communications, Inc. and
                             Thomas O. Hicks.

          2.31(14)   --      Voting Agreement, dated October 2, 1999, among
                             Clear Channel Communications, Inc., HM2/HMW, L.P.,
                             HM2/Chancellor, L.P., HM4/ Chancellor, L.P. and
                             Capstar Broadcasting Partners, L.P.

          3.1.1(15)  --      Amended and Restated Certificate of Incorporation
                             of Capstar Partners.

          3.1.2(16)  --      Certificate of Amendment to Certificate of
                             Incorporation of Capstar Partners.

          3.1.2(17)  --      Certificate of Amendment to Certificate of
                             Incorporation of Capstar Partners.

          3.2(18)    --      Amended and Restated Bylaws of Capstar Partners.

          4.3(16)    --      Certificate of Designation for 12% Senior
                             Exchangeable Preferred Stock of Capstar
                             Broadcasting Partners, Inc.

          4.4.1(19)  --      Certificate of Designation for 12 5/8% Series E
                             Cumulative Exchangeable Preferred Stock of AMFM
                             Operating Inc.

          4.4.2(20)  --      Certificate of Amendment to Certificate of
                             Designation for 12 5/8% Series E Cumulative
                             Exchangeable Preferred Stock of AMFM Operating Inc.

          4.5.1(21)  --      Amended and Restated Stockholders Agreement, dated
                             February 14, 1996, among AMFM Inc. (successor in
                             interest to Chancellor Corporation) and certain
                             holders named therein.

          4.5.2(57)  --      First Amendment to Amended and Restated
                             Stockholders Agreement, dated September 4, 1997.

          4.5.3(57)  --      Second Amendment to Amended and Restated
                             Stockholders Agreement, dated July 13, 1999.

          4.6(22)    --      Indenture, dated as of November 19, 1999, governing
                             the 12 5/8% Senior Subordinated Exchange Debentures
                             due 2006, of AMFM Operating Inc.

          4.7.1(23)  --      Indenture, dated as of February 14, 1996, governing
                             the 9 3/8% Senior Subordinated Notes due 2004 of
                             AMFM Operating Inc. (the "9 3/8% Notes Indenture").

          4.7.2(24)  --      First Supplemental Indenture, dated as of February
                             14, 1996, to the 9 3/8% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.7.3(25)  --      Second Supplemental Indenture, dated as of April
                             15, 1997, to the 9 3/8% Notes Indenture.

          4.7.4(26)  --      Third Supplemental Indenture, dated as of September
                             5, 1997, to the 9 3/8% Notes Indenture.

          4.7.5(57)  --      Fourth Supplemental Indenture, dated as of October
                             28, 1997, to the 9 3/8% Notes Indenture.

          4.7.6(57)  --      Fifth Supplemental Indenture, dated as of August
                             23, 1999, to the 9 3/8% Notes Indenture.

          4.7.7(57)  --      Sixth Supplemental Indenture, dated as of November
                             19, 1999, to the 9 3/8% Notes Indenture.

          4.7.8(57)  --      Seventh Supplemental Indenture, dated as of January
                             18, 2000, to the 9 3/8% Notes Indenture.

          4.8.1(27)  --      Indenture, dated as of June 24, 1997, governing the
                             8 3/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "8 3/4% Notes Indenture").

          4.8.2(26)  --      First Supplemental Indenture, dated as of September
                             5, 1997, to the 8 3/4% Notes Indenture.

          4.8.3(57)   --     Second Supplemental Indenture, dated as of October
                             28, 1997, to the 8 3/4% Notes Indenture.

          4.8.4(57)   --     Third Supplemental Indenture, dated as of August
                             23, 1999, to the 8 3/4% Notes Indenture.

          4.8.5(57)   --     Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 8 3/4% Notes Indenture.

          4.8.6(57)   --     Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 8 3/4% Notes Indenture.

          4.9.1(28)   --     Amended and Restated Indenture, dated as of October
                             28, 1997, governing the 10 1/2% Senior Subordinated
                             Notes due 2007 of AMFM Operating Inc. (the "10 1/2%
                             Notes Indenture").

          4.9.2(28)   --     Second Supplement Indenture, dated as of October
                             28, 1997, to the 10 1/2% Notes Indenture.

          4.9.3(57)   --     Third Supplemental Indenture, dated as of August
                             23, 1999, to the 10 1/2% Notes Indenture.

          4.9.4(57)   --     Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 10 1/2% Notes Indenture.

          4.9.5(57)   --     Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 10 1/2% Notes Indenture.

          4.10.1(29)  --     Indenture, dated as of December 22, 1997, governing
                             the 8 1/8% Senior Subordinated Notes due 2007 of
                             AMFM Operating Inc. (the "8 1/8% Notes Indenture").

          4.10.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 8 1/8% Notes Indenture.

          4.10.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8 1/8% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.10.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8 1/8% Notes Indenture.

          4.11.1(10)  --     Indenture, dated as of September 30, 1998,
                             governing the 9% Senior Subordinated Notes due 2008
                             of AMFM Operating Inc. (the "9% Notes Indenture").

          4.11.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 9% Notes Indenture.

          4.11.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 9% Notes Indenture.

          4.11.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 9% Notes Indenture.

          4.12.1(10)  --     Indenture, dated as of November 17, 1998, governing
                             the 8% Senior Notes due 2008 of AMFM Operating Inc.
                             (the "8% Notes Indenture").

          4.12.2(57)  --     First Supplemental Indenture, dated as of August
                             23, 1999, to the 8% Notes Indenture.

          4.12.3(57)  --     Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8% Notes Indenture.

          4.12.4(57)  --     Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8% Notes Indenture.

          4.13.1(30)  --     Indenture, dated as of February 20, 1997, governing
                             the 12 3/4% Senior Discount Notes due 2009 of
                             Capstar Broadcasting Partners, Inc. (the "12 3/4%
                             Notes Indenture").

          4.13.2(31)  --     First Supplemental Indenture, dated as of September
                             15, 1997, to 12 3/4% Notes Indenture.

          4.14.1(16)  --     Indenture, dated as of June 17, 1997, governing the
                             9 1/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "9 1/4% Notes Indenture").

          4.14.2(57)  --     First Supplemental Indenture, dated as of November
                             19, 1999, to the 9 1/4% Notes Indenture.

          4.15(16)    --     Indenture, dated as of June 17, 1997, governing the
                             12% Subordinated Exchange Debentures due 2009 of
                             Capstar Broadcasting Partners, Inc.

          4.16.1(32)  --     Indenture, dated as of May 31, 1996, governing the
                             10 3/4% Senior Subordinated Notes due 2006 of AMFM
                             Operating Inc. (the "10 3/4% Notes Indenture").

          4.16.2(33)  --     First Supplemental Indenture, dated as of November
                             25, 1996, to the 10 3/4% Notes Indenture.

          4.16.3(33)  --     Second Supplemental Indenture, dated as of January
                             10, 1997, to the 10 3/4% Notes Indenture.

          4.16.4(33)  --     Third Supplemental Indenture, dated as of January
                             13, 1997, to the 10 3/4% Notes Indenture.

          4.16.5(34)  --     Fourth Supplemental Indenture, dated as of January
                             29, 1997, to the 10 3/4% Notes Indenture.

          4.16.6(34)  --     Fifth Supplemental Indenture, dated as of May 15,
                             1997, to the 10 3/4% Notes Indenture.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          4.16.7(34)  --     Sixth Supplemental Indenture, dated as of July 8,
                             1997, to the 10 3/4% Notes Indenture.

          4.16.8(34)  --     Seventh Supplemental Indenture, dated as of October
                             9, 1997 to the 10 3/4% Notes Indenture.

          4.16.9(34)  --     Eighth Supplemental Indenture, dated as of October
                             10, 1997, to the 10 3/4% Notes Indenture.

          4.16.10(34) --     Ninth Supplemental Indenture, dated as of January
                             23, 1998, to the 10 3/4% Notes Indenture.

          4.16.11(55) --     Tenth Supplemental Indenture, dated as of February
                             2, 1998, to the 10 3/4% Notes Indenture.

          4.16.12(57) --     Eleventh Supplemental Indenture, dated as of May
                             18, 1998, to the 10 3/4% Notes Indenture.

          4.16.13(57) --     Twelfth Supplemental Indenture, dated as of May 29,
                             1998, to the 10 3/4% Notes Indenture.

          4.16.14(57) --     Thirteenth Supplemental Indenture, dated as of
                             November 12, 1999, to the 10 3/4% Notes Indenture.

          4.17.1(35)  --     Indenture, dated as of October 7, 1993, governing
                             the 11 3/8% Senior Subordinated Notes due 2000 of
                             AMFM Operating Inc. (the "11 3/8% Notes
                             Indenture").

          4.17.2(32)  --     First Supplemental Indenture, dated as of May 23,
                             1996, to the 11 3/8% Notes Indenture.

          4.18.1(36)  --     Indenture, dated as of February 26, 1996, governing
                             the 12 1/4% Subordinated Exchange Debentures due
                             2008 of CMCLA (the "12 1/4% CMCLA Notes
                             Indenture").

          4.18.2(26)  --     First Supplemental Indenture, dated as of September
                             5, 1997, to the 12 1/4% CMCLA Notes Indenture.

          4.19.1(37)  --     Indenture, dated as of January 23, 1997, governing
                             the 12% Subordinated Exchange Debentures due 2009
                             of CMCLA (the "12% CMCLA Notes Indenture").

          4.19.2(26)  --     First Supplemental Indenture, dated as of September
                             5, 1997, to the 12% CMCLA Notes Indenture.

          10.1(38)    --     Credit Agreement, dated as of November 19, 1999,
                             among AMFM Holdings Inc., Capstar Broadcasting
                             Partners, Inc., AMFM Operating Inc., Various
                             Lenders, Chase Securities Inc. and Deutsche Bank
                             Securities Inc., as Co-Lead Arrangers, The Chase
                             Manhattan Bank, as Syndication Agent, Bank of
                             America, N.A. and Toronto Dominion (Texas), Inc. as
                             Documentation Agents, and Bankers Trust Company, as
                             Administrative Agent.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          10.2.1(2)   --     Second Amended and Restated Loan Agreement, dated
                             as of April 25, 1997, among Evergreen Media
                             Corporation of Los Angeles, the financial
                             institutions whose names appear as Lenders on the
                             signature pages institutions whose names appear as
                             Lenders on the signature pages thereof (the
                             "Lenders"), Toronto Dominion Securities, Inc., as
                             Arranging Agent, The Bank of New York and Bankers
                             Trust Company, as Co-Syndication Agents,
                             NationsBank of Texas, N.A. and Union Bank of
                             California, as Co-Documentation Agents, and Toronto
                             Dominion (Texas), Inc., as Administrative Agent for
                             the Lenders, together with certain collateral
                             documents attached thereto as exhibits, including
                             Assignment of Partnership Interests, Assignment of
                             Trust Interests, Borrower's Pledge Agreement,
                             Parent Company Guaranty, Stock Pledge Agreement,
                             Subsidiary Guaranty and Subsidiary PledgeAgreement.

          10.2.2(39)  --     First Amendment to Second Amended and Restated Loan
                             Agreement, dated June 26, 1997.

          10.2.3(26)  --     Second Amendment to Second Amended and Restated
                             Loan Agreement, dated August 7, 1997.

          10.2.4(28)  --     Third Amendment to Second Amended and Restated Loan
                             Agreement, dated October 28, 1997.

          10.2.5(28)  --     Fourth Amendment to Second Amended and Restated
                             Loan Agreement, dated February 10, 1998.

          10.2.6(40)  --     Fifth Amendment to Second Amended and Restated Loan
                             Agreement, dated May 1, 1998.

          10.2.7(6)   --     Sixth Amendment to Second Amended and Restated Loan
                             Agreement, dated July 31, 1998.

          10.2.8(41)  --     Seventh Amendment to Second Amended and Restated
                             Loan Agreement, dated November 9, 1998.

          10.3.1(42)  --     Credit Agreement, dated May 29, 1998, among Capstar
                             Radio Broadcasting Partners, Inc., Capstar
                             Broadcasting Partners, Inc., Capstar Broadcasting
                             Corporation and the financial institutions party
                             thereto.

          10.3.2(43)  --     First Amendment to Credit Agreement, dated as of
                             March 4, 1999.

          10.3.3(44)  --     Second Amendment and Waiver to Credit Agreement,
                             dated as of April 23, 1999.

          10.4.1(45)+  --    Chancellor Holdings Corp. 1994 Director Stock
                             Option Plan.

          10.5.1(46)+  --    1995 Stock Option Plan for executive officers and
                             key employees of Evergreen Media Corporation.

          10.6.1(47)+  --    Chancellor Broadcasting Company 1996 Stock Award
                             Plan.

          10.7.1(48)+  --    Amended and Restated Chancellor Media Corporation
                             Stock Option Plan for Non-employee Directors.


          10.8.1(49)+  --    Capstar Broadcasting Corporation 1998 Stock Option
                             Plan.

          10.8.2(43)+  --    First Amendment to Capstar Broadcasting Corporation
                             1998 Stock Option Plan.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          10.9.1(6)+   --    Chancellor Media Corporation 1998 Stock Option
                             Plan.

          10.10.1(50)+ --    AMFM Inc. 1999 Stock Option Plan.

          10.10.2(57)+ --    First Amendment to the AMFM Inc. 1999 Stock Option
                             Plan.

          10.11(57)+   --    Form of Indemnification Agreement between AMFM Inc.
                             and each of its directors and executive officers.

          10.12.1(51)+ --    Amended and Restated Employment Agreement, dated as
                             of October 1, 1998, by and among Chancellor Media
                             Corporation, CMCLA and James E. de Castro.

          10.12.2(50)+ --    Amendment No. 1 to Amended and Restated Employment
                             Agreement, dated as of May 18, 1999, among
                             Chancellor Media Corporation, CMCLA and James E. de
                             Castro.

          10.12.3(57)+ --    Separation Agreement, dated as of February 16,
                             2000, among AMFM Inc., AMFM Operating Inc. and
                             James E. de Castro.

          10.13(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and James E. de Castro.

          10.14(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and R.
                             Steven Hicks.

          10.15(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and R. Steven Hicks.

          10.16(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 106,106 shares of
                             AMFM common stock.

          10.17(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 126,510 shares of
                             AMFM common stock.

          10.18(42)+   --    Amended and Restated Warrant, dated April 1, 1998,
                             issued to R. Steven Hicks for 460,815 shares of
                             AMFM common stock.

          10.19(42)+   --    Warrant, dated April 1, 1998, issued to R. Steven
                             Hicks for 93,139 shares of AMFM common stock.

          10.20(42)+   --    Warrant, dated April 1, 1998, issued to R. Steven
                             Hicks for 247,750 shares of AMFM common stock.

          10.21(43)+   --    Amendments to Warrants, dated as of August 26,
                             1998, between Capstar Broadcasting Corporation and
                             R. Steven Hicks.

          10.22(44)+   --    Amendment to Warrants, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and R.
                             Steven Hicks.

          10.23.1(52)+ --    Employment Agreement, dated February 9, 1996 by and
                             between Evergreen Media Corporation and Kenneth J.
                             O'Keefe.

          10.23.2(26)+ --    First Amendment to Employment Agreement, dated
                             March 1, 1997, by and between Evergreen Media
                             Corporation and Kenneth J. O'Keefe.

          10.23.3(26)+ --    Second Amendment to Employment Agreement, dated
                             September 4, 1997, by and among Evergreen Media
                             Corporation, Evergreen Media Corporation of Los
                             Angeles and Kenneth J. O'Keefe.

          10.24(50)+   --    Employment Agreement, dated as of May 18, 1999,
                             among Chancellor Media Corporation, CMCLA and
                             Kenneth J. O'Keefe.

          10.25(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and Kenneth J. O'Keefe.

         EXHIBIT
           NO.                           DESCRIPTION OF EXHIBIT
         -------                         ----------------------
          10.26(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and D.
                             Geoffrey Armstrong.

          10.27(50)+   --    Non-Qualified Stock Option Grant Agreement,
                             effective as of April 9, 1999, between Chancellor
                             Media Corporation and D. Geoffrey Armstrong.

          10.28.1(53)+ --    Warrant, dated July 5, 1998, issued to D. Geoffrey
                             Armstrong for 99,100 shares of AMFM common stock.

          10.28.2(43)+ --    First Amendment to Warrant, dated August 26, 1998,
                             between Capstar Broadcasting Corporation and D.
                             Geoffrey Armstrong.

          10.28.3(44)+ --    Second Amendment to Warrant, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and D.
                             Geoffrey Armstrong.

          10.29(50)+   --    Employment Agreement, dated as of April 29, 1999,
                             among Chancellor Media Corporation, CMCLA and
                             William S. Banowsky, Jr.

          10.30(50)+   --    Non-Qualified Stock Grant Agreement, effective as
                             of April 9, 1999, between Chancellor Media
                             Corporation and William S. Banowsky, Jr.

          10.31.1(42)+ --    Warrant, dated April 1, 1998, issued to William S.
                             Banowsky, Jr. for 74,325 shares of AMFM common
                             stock.

          10.31.2(43)+ --    First Amendment to Warrant, dated August 26, 1998,
                             between Capstar Broadcasting Corporation and
                             William S. Banowsky, Jr.

          10.31.3(44)+ --    Second Amendment to Warrant, dated April 29, 1999,
                             between Capstar Broadcasting Corporation and
                             William S. Banowsky, Jr.

          10.32(51)+   --    Amended and Restated Employment Agreement, dated as
                             of October 1, 1998, by and among Chancellor Media
                             Corporation, CMCLA and Jeffrey A. Marcus.

          10.33(54)+   --    Agreement, dated as of March 15, 1999, between
                             Jeffrey A. Marcus, Nancy Cain Marcus, Chancellor
                             Media Corporation and CMCLA.

          10.34(16)    --    Financial Advisory Agreement, dated as of July 1,
                             1997, between Capstar Broadcasting Corporation and
                             Hicks, Muse & Co. Partners, L.P. ("HMCo").

          10.35(30)    --    Financial Advisory Agreement, dated as of October
                             16, 1996, between Capstar Broadcasting Partners,
                             Inc. and HMCo.

          10.36(16)    --    Monitoring and Oversight Agreement, dated as of
                             July 1, 1997, between Capstar Broadcasting
                             Corporation and HMCo.

          10.37(30)    --    Monitoring and Oversight Agreement, dated as of
                             October 16, 1996, between Capstar Broadcasting
                             Partners, Inc. and HMCo.

          10.38(9)     --    Termination and Release Agreement, dated July 13,
                             1999, by and among Capstar Broadcasting
                             Corporation, Capstar Broadcasting Partners, Inc.,
                             HMCO, and Chancellor Media Corporation.

          10.39(14)    --    Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 335,099
                             shares.

          10.40(14)    --    Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 634,517
                             shares.

          27.1*        --    Financial Data Schedule of Capstar Broadcasting
                             Partners, Inc.

------------

*     Filed herewith.

+     Compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, dated February 16, 1997 and filed on March 9, 1997.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on May 9, 1997.

(3) Incorporated by reference to Exhibits to Evergreen Media Corporation's Registration Statement on Form S-4, filed on August 1, 1997 (Registration Number 333-32677).

(4) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Evergreen Media Corporation for the quarterly period ending June 30, 1997.

(5) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles ("CMCLA"), filed on February 27, 1998.

(6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending June 30, 1998.

(7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

(9) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(10) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) Incorporated by reference to Exhibits to the Current Report on Form 8-K of CMCLA, as amended, filed on May 5, 1999.

(12) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(14) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

(15) Incorporated by reference to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending March 31, 1997.

(16) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed on July 8, 1997 (Registration Number 333-25638).

(17) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Partners for the quarterly period ending June 30, 1999.

(18) Incorporated by reference to Exhibit 3.2 to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997.

(19) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(20) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(21) Incorporated by reference to Exhibits to Chancellor Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc., filed on November 19, 1999.

(23) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(24) Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the year ended December 31, 1995.

(25) Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for the quarterly period ending March 31, 1997.

(26) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(27) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on July 17, 1997.

(28) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(29) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(30) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Registration Statement on Form S-1, filed on of April 16, 1997 (Registration Number 333-25263).

(31) Incorporated by reference to Exhibits to Capstar Broadcasting Partners, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(32) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(33) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(34) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(35) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Amendment No. 3 to Registration Statement on Form S-1, dated as of September 29, 1993 (Registration Number 33-66718).

(36) Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company, filed on February 29, 1996.

(37) Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Chancellor Radio Broadcasting Company, filed on February 6, 1997.

(38) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc., filed on December 1, 1999.

(39) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Evergreen Media Corporation, filed on July 31, 1997.

(40) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1998.

(41) Incorporated by reference to Exhibit 4.42 to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(42) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation, filed on June 15, 1998.

(43) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(44) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(45) Incorporated by reference to Exhibit 4.23 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(46) Incorporated by reference to Exhibits to Evergreen Media Corporation's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1996.

(47) Incorporated by reference to Exhibit 4.22 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on September 5, 1997 (Registration Number 333-35039).

(48) Incorporated by reference to Exhibit 4.41 to Chancellor Media Corporation's Registration Statement on Form S-8, filed on May 20, 1998 (Registration Number 333-53179).

(49) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(50) Incorporated by reference to Chancellor Media Corporation's Registration Statement on Form S-4, filed on June 8, 1999 (Registration Number 333-80173).

(51) Incorporated by reference to Exhibits to Chancellor Media Corporation's Amendment No. 1 to Registration Statement on Form S-4, filed on February 17, 1999, (Registration Number 333-72481).

(52) Incorporated by reference to Exhibits to Evergreen Media Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(53) Incorporated by reference to Capstar Broadcasting Corporation's Registration Statement on Form S-8, filed on July 27, 1998 (Registration Number 333-59937).

(54) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1998.

(55) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(56)  Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 to
      Schedule 13D, filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

(57) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.